Form 10-Q
period 1995-01-29
MICROAGE INC /DE/
filed 1995-03-15
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


    (Mark One)


     X         Quarterly report pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934,

     For the quarterly period ended January 29, 1995 or

               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission file number 0-15995

                                 MICROAGE, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                                        86-0321346
     (State of incorporation)                               (I. R. S.  Employer
                                                            Identification No.)

     2400 South MicroAge Way
     Tempe, AZ                                                            85282
     (Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code:  (602)804-2000

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  / X /       No

     The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at February 28, 1995 was 14,253,182.


                                     INDEX

                                 MICROAGE, INC.


PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements (Unaudited)

               Consolidated balance sheets -- January 29, 1995
                    and October 30, 1994.

               Consolidated statements of income -- Quarters
                    ended January 29, 1995 and January 30, 1994.

               Consolidated statements of cash flows -- Quarters
                    ended ended January 29, 1995 and  January 30, 1994.

               Notes to consolidated financial statements - January 29, 1995.

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                 MICROAGE, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (in thousands)

                                     Assets

                                                     January 29,    October 30,
                                                            1995           1994
                                                     -----------    -----------
Current assets:
   Cash and cash equivalents .....................   $    12,326    $    11,074
   Accounts and notes receivable, net ............       102,554        136,736
   Inventory, net ................................       369,382        306,584
   Other .........................................         2,528          1,478
                                                     -----------    -----------
     Total current assets ........................       486,790        455,872

Property and equipment ...........................        34,847         31,607
Intangible assets ................................         9,377          9,377
Other ............................................        14,014         13,343
                                                     -----------    -----------
     Total assets ................................   $   545,028    $   510,199
                                                     ===========    ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable ..............................   $   338,100    $   325,673
   Accrued liabilities ...........................        12,062         12,206
   Note payable ..................................        19,221           --
   Current portion of long-term obligations ......         1,362          1,245
   Other .........................................         2,789          2,862
                                                     -----------    -----------
     Total current liabilities ...................       373,534        341,986

Long-term obligations ............................         2,046          2,054

Stockholders' equity:
   Preferred stock, par value $1.00 per share;
     Shares authorized:  5,000,000
     Issued and outstanding:  none ...............          --             --
   Common stock, par value $.01 per share;
     Shares authorized: 40,000,000
     Issued:  January 29, 1995        - 14,318,662
              October 30, 1994        - 14,267,700           143            143
   Additional paid-in capital ....................       121,510        121,249
   Retained earnings .............................        52,170         49,298
   Loan to ESOT ..................................        (1,252)        (1,408)
   Note receivable - stock purchase agreement ....        (2,000)        (2,000)
   Treasury stock, at cost;
     Shares:  January 29, 1995   - 150,434
              October 30, 1994   - 150,434                (1,123)        (1,123)
                                                     -----------    -----------
   Total stockholders' equity ....................       169,448        166,159
                                                     -----------    -----------
     Total liabilities and stockholders' equity ..   $   545,028    $   510,199
                                                     ============   ===========


The accompanying notes are an integral part of these financial statements.


                                 MICROAGE, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share data)




                                                          Quarters ended
                                                          --------------
                                                     January 29,     January 30,
                                                           1995            1994
                                                     ----------      ----------

Revenue ......................................         $674,319         $470,427

Cost of sales ................................          640,052          444,992
                                                       --------         --------
Gross profit .................................           34,267           25,435

Operating expenses ...........................           25,861           17,434
                                                       --------         --------
Operating income .............................            8,406            8,001

Other expense - net ..........................            3,443              403
                                                       --------         --------
Income before income taxes ...................            4,963            7,598

Provision for income taxes ...................            2,091            3,068
                                                       --------         --------
Net income ...................................         $  2,872         $  4,530
                                                       ========         ========

Net income per common share ..................         $   0.20         $   0.36
                                                       ========         ========
Weighted average common and
  common equivalent
  shares outstanding .........................           14,446           12,639



The accompanying notes are an integral part of these financial statements.

                             MICROAGE, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            Increase (Decrease) in Cash and Cash Equivalents
                             (in thousands)



                                                              Quarters ended
                                                              --------------
                                                         January 29, January 30,
                                                               1995        1994
                                                         ----------------------


 Cash flows from operating activities:
  Net income ...........................................   $  2,872    $  4,530
  Adjustments to reconcile net income
    to net cash used in operating activities:
  Depreciation and amortization ........................      3,155       1,986
  Provision for losses on accounts
     and notes receivable ..............................      1,539         449
  Other ................................................       --            62
  Changes in assets and liabilities,
    net of business acquisitions:
       Accounts and notes receivable ...................     32,643       3,738
       Inventory .......................................    (62,798)    (50,447)
       Other current assets ............................     (1,050)       (352)
       Other assets ....................................       (810)     (1,063)
       Accounts payable ................................     12,427      32,258
       Accrued liabilities .............................       (144)      2,303
       Other liabilities ...............................        (73)        687
                                                           --------    --------
   Net cash used in operating activities     ...........    (12,239)     (5,849)
 Cash flows from investing activities:
  Purchases of property and equipment ..................     (5,514)     (1,910)
  Increases in intangible assets .......................       (182)       (170)
                                                           --------    --------
   Net cash used in investing activities ...............     (5,696)     (2,080)
                                                           --------    --------
 Cash flows from financing activities:
  Amounts received from ESOT ...........................        156         146
  Proceeds from issuance of stock, net of
    issuance costs .....................................        261         395
  Net borrowings under line of credit ..................     19,221          --
  Principal payments on debt ...........................       (451)       (180)
                                                           --------    --------
   Net cash provided by financing activities ...........     19,187         361
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents ...      1,252      (7,568)

Cash and cash equivalents at beginning of period .......     11,074      14,504
                                                           --------    --------

Cash and cash equivalents at end of period .............   $ 12,326    $  6,936
                                                           ========    ========

The accompanying notes are an integral part of these financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the quarter ended January 29, 1995 are not necessarily indicative of the results that may be expected for the year ending October 29, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 30, 1994.

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following:


                                              Quarters ended
                                              --------------
                                           Jan. 29,    Jan. 30,
                                              1995        1994
                                           -------     -------

               Interest expense           $  1,070    $     59
               Expense from sale of
                accounts receivable          2,136         318
               Other                           237          26
                                          --------    --------
                                          $  3,443    $    403
                                          ========    ========



NOTE C - FINANCING ARRANGEMENTS

     In December 1994, the Company amended its February 1993 agreement (the "Agreement") with a subsidiary of a major commercial lender to increase its financing facility from $200 million to $250 million. The note payable in the accompanying balance sheet represents borrowings under a line of credit option in the Agreement.

NOTE D - LITIGATION

     On July 14 through July 19, 1994, seven class action complaints were filed in the United States District Court for the District of Arizona against the Company, certain of its officers and directors, and, in three of the lawsuits, one of the underwriters of the Company's June 16, 1994 public offering of common stock. In January 1995, the seven complaints were consolidated into a single action and on February 16, 1995, a consolidated amended complaint was filed. The amended complaint, which supersedes the seven initial complaints, purports to be brought on behalf of purchasers of the Company's common stock during the period of April 13, 1994 through July 14, 1994. The amended complaint names as defendants the Company, its directors, certain of its officers and three of the underwriters of the Company's June 16, 1994 public offering of common stock. The complaint alleges, among other things, that the Company violated federal securities laws by making misleading public statements and omitting material facts regarding the Company's operations and financial results, which the plaintiffs contend to have artificially inflated the price of the Company's common stock during the alleged class period. The complaint seeks unspecified compensatory damages as well as fees and costs. The Company and the individual defendants deny the plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves in these actions. The proceeding is in its early stages, however, and its outcome cannot be predicted with certainty at this time.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                 Quarters ended
                            ---------------------------------------------------
                            Jan. 29,   Oct.30,    July 31,     May 1,  Jan. 30,
                              1995       1994        1994       1994     1994
                            ---------------------------------------------------
    Revenue (in thousands)  $674,319  $637,403    $583,375   $529,611  $470,427

    Cost of sales               94.9%     94.9%       95.1%      94.5%     94.6%
                            --------  --------    --------   --------  --------

    Gross profit                 5.1       5.1         4.9        5.5       5.4

    Operating expenses           3.8       3.8         3.8        3.7       3.7
                            --------  --------    --------   --------  --------
    Operating income             1.3       1.3         1.1        1.8       1.7

    Other expenses - net         0.6       0.4         0.3        0.2       0.1
                            --------  --------    --------   --------  --------
    Income before income
    taxes                        0.7       0.9         0.9        1.6       1.6

    Provision for income
    taxes                        0.3       0.3         0.3        0.6       0.7
                            --------  --------    --------   --------  --------
    Net income                   0.4%      0.6%        0.5%       1.0%      1.0%
                            ========  ========    ========   ========  ========

     Total Revenue. Total revenue increased $203.9 million, or 43%, to $674.3 million for the quarter ended January 29, 1995 as compared to the quarter ended January 30, 1994. This revenue increase included a $132.0 million, or 45%, increase in sales to resellers and a $71.9 million, or 40%, increase in sales to large accounts. Revenue growth was primarily attributable to sales to resellers added since January 30, 1994, same location sales growth (including sales to large accounts), the Company's focus on large account sales, increased demand for the Company's major vendors' products and the Company's addition of new product lines.

     Gross Profit Percentage. The Company's gross profit percentage decreased from 5.4% for the quarter ended January 30, 1994 to 5.1% for the quarter ended
January 29, 1995. The gross profit percentage decrease was primarily attributable to general market pricing pressure as competition for sales of the Company's largest vendors' products increased between the periods. The effects of the margin decline on sales of large vendor products was partially offset by increased sales of higher margin product lines and increased utilization of early payment discount opportunities.

     Market pricing pressures will continue to affect the Company's gross profit percentages over at least the next several quarters. Future gross profit percentages may also be affected by the introduction of new Company programs; changes in revenue mix; the availability and the Company's utilization of early payment discount opportunities; vendor pricing actions and other competitive and economic factors.

     Operating Expense Percentage. As a percentage of revenue, operating expenses were 3.8% for the quarter ended January 29, 1995 compared to 3.7% for the quarter ended January 30, 1994. Operating expenses increased $8.4 million to $25.9 million for the quarter ended January 29, 1995, as compared to the quarter ended January 31, 1994 primarily due to costs associated with increased revenue and capacity expansion.

     Other Expenses - Net. Other expenses - net increased to $3.4 million for the quarter ended January 29, 1995 from $403,000 for the quarter ended January 30, 1994 primarily due to an increase in net financing costs.

     These financing costs included expense from the sale of receivables under an agreement with a commercial lender, increased interest expense due to higher average borrowings and increased interest rates during the quarter ended January 29, 1995, and costs from flooring subsidies provided to lenders who floor product purchases from the Company's customers. The higher borrowings were primarily a result of increased accounts receivable and inventory levels during the quarter. If the Company is successful in achieving continued revenue growth, its working capital requirements and related financing costs are likely to continue to increase.

     Income Before Income Taxes. As a percentage of revenue, income before income taxes decreased from 1.6% for the quarter ended January 30, 1994 to 0.9% for the quarter ended October 30, 1994 and 0.7% for the quarter ended January 30, 1995 due to the margin pressures, operating expense increases and financing costs described above. The factors discussed above will continue to have an impact on the Company's income before income taxes during fiscal year 1995.

Liquidity and Capital Resources

     The Company has financed its growth and cash needs to date primarily through working capital financing facilities, bank credit lines, common stock offerings and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales. If the Company is successful in achieving continued revenue growth, its working capital requirements are likely to increase.

     In order to establish or solidify its presence in strategic markets or in response to competitive pressures, the Company may make acquisitions of, or investments in, reseller locations. These acquisitions or investments may be made utilizing cash, stock or a combination of cash and stock.

     For the quarter ended January 29, 1995, $12.2 million of cash was used in operating activities. Net cash used in operating activities included an increase in inventory of $62.8 million, offset by a decrease in accounts receivable of $32.6 million, an increase in accounts payable of $12.4 million and net income of $2.9 million. The Company's annualized inventory turnover rate decreased from 8 times at October 30, 1994 to 7 times at January 29, 1995. The decrease in inventory turnover was attributable to the Company taking a larger stocking position with some of its major vendors. The number of days cost of sales in ending accounts payable decreased from 49 days at October 30, 1994 to 48 days at January 29, 1995. The number of days sales in ending accounts receivable decreased from 20 days at October 30, 1994 to 14 days at January 29, 1995, primarily due to accounts receivable that were sold under a financing facility (see discussion below). The receivables days adjusted for sold receivables were 32 days for the quarter ended January 29, 1995 compared to 31 days for the quarter ended October 30, 1994. For the quarter ended January 29, 1995, net cash of $5.7 million was used in investing activities primarily for the purchase of property and equipment, and net cash of $19.2 million provided by financing activities consisted primarily of borrowings under the Company's financing facility.

     In December 1994, the Company amended its agreement with a subsidiary of a major commercial lender (the "Lender") to increase its financing facility (the "Agreement") from $200 million to $250 million. The Agreement includes two major components: an accounts receivable facility (the "A/R Facility") and an inventory facility (the "Inventory Facility"). The agreement expires in February 1997.

     Under the amended A/R Facility, the Company has the right to sell certain accounts receivable to the Lender from time to time, on a limited recourse basis, up to an aggregate amount of $150 million sold at any given time. At January 29, 1995, the net amount of sold accounts receivable was $137 million.

     The Inventory Facility provides for borrowings up to $100 million. Within the Inventory Facility, the Company has a line of credit for the purchase of inventory from selected product suppliers ("Inventory Line of Credit") of $25 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $75 million. The Supplemental Line of Credit contains a $10 million term loan option ("Term Loan"), exercisable at the Company's request. Payments for products purchased under the Inventory Line of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Line of Credit if payments are made when due. At January 29, 1995, the Company had $15 million outstanding under the Inventory Line of Credit (included in the accounts payable in the accompanying Balance Sheet), $19 million outstanding under the Supplemental Line of Credit and no amounts outstanding under the Term Loan.

     Of the $250 million of financing capacity represented by the Agreement, $79 million was unused as of January 29, 1995. Utilization of the unused $79 million is dependent upon the Company's collateral availability at the time the funds would be needed.

     The Agreement is secured by substantially all of the Company's assets and contains certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At January 29, 1995, the Company was in compliance with these covenants.

     The Company also maintains trade credit arrangements with its vendors and other creditors to finance product purchases. Several major vendors maintain security interests in their products sold to the Company.

     The unavailability of a significant portion of, or the loss of, the Agreement or trade credit from vendors would have a material adverse effect on the Company.

     The Company receives funds from certain vendors based on the Company's purchases or sales of the vendors' products. These funds are earned by the performance of specific marketing programs or other objectives determined by the vendor and are applied against cost of sales or operating expenses, depending on the type of program. There can be no assurance that these programs will be continued by the vendors.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

     See Note D of Notes to Consolidated Financial Statements (Unaudited) for information regarding a consolidated class action lawsuit against the Company, its directors, certain of its officers, and three of the underwriters of the Company's June 16, 1994 public offering of common stock.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1  Standard  Industrial/Commercial  Single-Tenant  Lease
                        dated January 18, 1995, by and   between   Chamberlain
                        Family Trust dated September 21, 1979 dba Chamberlain Enterprises and MicroAge Computer Centers, Inc.

                  11.1  Primary EPS Detail Calculation

                  11.2  Fully Diluted EPS Detail Calculation

                  27    Financial Data Schedule

         (b) The Company did not file any Reports on Form 8-K during the quarter ended January 29, 1995.


                                 EXHIBIT INDEX

   Exhibit No.             Description

         10.1 Standard Industrial/Commercial Single-Tenant Lease dated January 18, 1995, by and between Chamberlain Family Trust dated September 21, 1979 dba Chamberlain Enterprises and MicroAge Computer Centers, Inc.

         11.1              Primary EPS Detail Calculation

         11.2              Fully Diluted EPS Detail Calculation

         27                Financial Data Schedule





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MICROAGE, INC.
                                            (Registrant)

Date:   March 14, 1995                      By: /s/ Jeffrey D. McKeever
                                                ---------------------------
                                                Jeffrey D. McKeever
                                                Chairman of the Board and
                                                Chief Executive Officer



Date:   March 14, 1995                       By: /s/ James R. Daniel
                                                ---------------------------
                                                James R. Daniel
                                                Senior Vice President and
                                                Chief Financial Officer