Form 10-Q
period 1995-04-30
MICROAGE INC /DE/
filed 1995-06-14
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    (Mark One)


   / X / Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934,

   For the quarterly period ended April 30, 1995 or

   /   /  Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

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

   Registrant's telephone number, including area code: (602) 804-2000

   The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                 -----     -----

   The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at May 31, 1995 was 14,277,815.








                                     INDEX

                                 MICROAGE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets -- April 30, 1995 and October 30, 1994.

         Consolidated statements of income -- Quarters ended April 30, 1995 and May 1, 1994; 26 weeks ended April 30, 1995 and May 1, 1994.

         Consolidated statements of cash flows -- 26 weeks ended April 30, 1995 and May 1, 1994.

         Notes to consolidated financial statements -- April 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                 MICROAGE, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (in thousands)


                                     Assets
                                                          April 30,  October 30,
                                                             1995       1994
                                                         ---------   -----------
Current assets:
   Cash and cash equivalents .........................   $  19,852    $  11,074
   Accounts and notes receivable, net ................     113,868      136,736
   Inventory, net ....................................     318,402      306,584
   Other .............................................       1,567        1,478
                                                         ---------    ---------
     Total current assets ............................     453,689      455,872

Property and equipment, net...........................      40,935       31,607
Intangible assets ....................................      14,908        9,377
Other ................................................      14,778       13,343
                                                         ---------    ---------
     Total assets ....................................   $ 524,310    $ 510,199
                                                         =========    =========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ..................................  $  328,771    $ 325,673
   Accrued liabilities ...............................      10,978       12,206
   Current portion of long-term obligations ..........       5,569        1,245
   Other .............................................       3,145        2,862
                                                         ---------    ---------
     Total current liabilities .......................     348,463      341,986

Long-term obligations ................................       3,287        2,054

Stockholders' equity:
   Preferred stock, par value $1.00 per share;
     Shares authorized: 5,000,000
     Issued and outstanding:  none ...................        --           --
   Common stock, par value $.01 per share;
     Shares authorized: 40,000,000
     Issued:  April 30, 1995   - 14,426,748
              October 30, 1994 - 14,267,700 ..........         144          143
   Additional paid-in capital ........................     122,031      121,249
   Retained earnings .................................      54,601       49,298
   Loan to ESOT ......................................      (1,093)      (1,408)
   Note receivable-stock purchase agreement ..........      (2,000)      (2,000)
   Treasury stock, at cost;
     Shares:  April 30, 1995   - 150,434
              October 30, 1994 - 150,434                    (1,123)      (1,123)
                                                         ---------    ---------
     Total stockholders' equity ......................     172,560      166,159
                                                         ---------    ---------
     Total liabilities and stockholders' equity ......   $ 524,310    $ 510,199
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.



                                 MICROAGE, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share data)


                                         Quarter ended     26 weeks    26 weeks
                                    --------------------     ended      ended
                                    April 30,     May 1,   April 30,    May 1,
                                      1995        1994       1995        1994
                                  ---------   ---------   ----------  ----------

Revenue ........................  $ 743,460   $ 529,611   $1,417,779  $1,000,038

Cost of sales ..................    704,204     500,535    1,344,256     945,527
                                  ---------   ---------   ----------  ----------
Gross profit ...................     39,256      29,076       73,523      54,511

Operating expenses .............     30,393      19,482       56,254      36,916
                                  ---------   ---------   ----------  ----------
Operating income ...............      8,863       9,594       17,269      17,595

Other expense - net ............      4,593       1,056        8,036       1,459
                                  ---------   ---------   ----------  ----------
Income before income taxes .....      4,270       8,538        9,233      16,136

Provision for income taxes .....      1,839       3,382        3,930       6,450
                                  ---------   ---------   ----------  ----------
Net income .....................  $   2,431   $   5,156   $    5,303  $    9,686
                                  =========   =========   ==========  ==========
Net income per common share ....  $    0.17   $    0.41   $     0.37  $     0.76
                                  =========   =========   ==========  ==========
Weighted average common and
  common equivalent
  shares outstanding ...........     14,270      12,730       14,269      12,672



The accompanying notes are an integral part of these financial statements.



                                 MICROAGE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                            26 weeks ended
                                                         -----------------------
                                                          April 30,      May 1,
                                                             1995          1994
                                                          --------    ---------

Cash flows from operating activities:
 Net income ...........................................   $  5,303    $   9,686
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization ......................      6,919        4,090
   Provision for losses on accounts and notes
      receivable ......................................      2,500        1,463
   Changes in assets and liabilities, net of
      business acquisitions:
    Accounts and notes receivable .....................     20,387       37,961
    Inventory .........................................    (11,104)    (108,777)
    Other current assets ..............................        (33)        (750)
    Other assets ......................................     (1,902)      (2,479)
    Accounts payable ..................................      2,969       61,311
    Accrued liabilities ...............................     (1,533)       4,601
    Other liabilities .................................        283          735
                                                          --------    ---------
  Net cash provided by operating activities ...........     23,789        7,841

Cash flows from investing activities:
 Purchases of property and equipment ..................    (12,509)      (4,936)
 Purchases of businesses and investments
    in unconsolidated companies .......................     (2,550)      (4,545)
 Increases in intangible assets .......................       --           (230)
                                                          --------    ---------
  Net cash used in investing activities ...............    (15,059)      (9,711)

Cash flows from financing activities:
 Amounts received from ESOT ...........................        315          293
 Proceeds from issuance of stock, net of issuance costs        783          520
 Principal payments on debt ...........................     (1,050)        (490)
                                                          --------    ---------
  Net cash provided by financing activities ...........         48          323
                                                          --------    ---------
Net increase (decrease) in cash and cash equivalents ..      8,778       (1,547)

Cash and cash equivalents at beginning of period ......     11,074       14,504
                                                          --------    ---------
Cash and cash equivalents at end of period ............   $ 19,852    $  12,957
                                                          ========    =========

The accompanying notes are an integral part of these financial statements.





             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the 26 weeks ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ending October 29, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 30, 1994.

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following:


                                    Quarters ended          26 weeks ended
                                -------------------    ---------------------
                                April 30,    May 1,     April 30,    May 1,
                                  1995        1994        1995        1994
                                --------   --------    ----------  ---------

    Interest expense.......      $1,156     $  125       $2,226     $  184
    Expense from sale of
      accounts receivable..       2,628        814        4,764      1,132
    Other..................         809        117        1,046        143
                                 ------     ------       ------     ------
                                 $4,593     $1,056       $8,036     $1,459
                                 ======     ======       ======     ======


NOTE C - FINANCING ARRANGEMENTS

In December 1994, the Company amended its February 1993 agreement (the "Agreement") with a subsidiary of a major commercial lender to increase its financing facility from $200 million to $250 million.

NOTE D - STOCKHOLDERS' EQUITY

Associate Stock Purchase Plan

In March 1995, the Board of Directors and stockholders approved an associate stock purchase plan (the "Associate Plan"). The Associate Plan provides a means for the Company's employees to authorize payroll deductions up to 10% of their earnings to be used for the periodic purchase of the Company's common stock. Under the Associate Plan, the Company will initially sell shares to participants at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning of a six month subscription period or 85% of fair market value at the end of the subscription period. The Associate Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The maximum number of shares that may be purchased under the Associate Plan is 500,000. The initial subscription period will begin July 1, 1995.


Director Incentive Plan

In March 1995, the Board of Directors and stockholders approved an incentive plan for those Directors who are not officers or employees of the Company or its subsidiaries (the "1995 Director Plan"). Under the 1995 Director Plan, on November 1 of each year, commencing in 1995 and ending in 2004, each eligible Director will automatically be granted (i) 1,000 shares of the Company's common stock subject to certain restrictions and (ii) options to purchase 1,000 shares of the Company's common stock.

The aggregate number of shares of the Company's common stock available for awards under the 1995 Director Plan is 80,000.

NOTE E - LITIGATION

On July 14 through July 19, 1994, seven class action complaints were filed in the United States District Court for the District of Arizona against the Company, certain of its officers and directors, and, in three of the lawsuits, one of the underwriters of the Company's June 16, 1994 public offering of common stock. On December 5, 1994, the Court consolidated the seven actions into a single action. On February 16, 1995, the plaintiffs filed and served an amended, consolidated complaint against the Company, certain officers and directors of the Company, and three of the underwriters of the Company's June 16, 1994 public offering of common stock ("the Complaint"). The Complaint purports to be brought on behalf of a class of purchasers of the Company's common stock during the period April 13, 1994 through July 14, 1994. The complaint alleges, among other things, that the Company violated federal securities laws by making misleading public statements and omitting material facts regarding the Company's operations and financial results, which the plaintiffs contend to have artificially inflated the price of the Company's common stock during the alleged class period. The complaint seeks unspecified compensatory damages as well as fees and costs. On April 28, 1995, the Company filed a motion to dismiss the Complaint in its entirety. No discovery has yet been taken or served in the action. The Company and the individual defendants deny the plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves in these actions. The proceeding is in its early stages, however, and its outcome cannot be predicted with certainty at this time.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:



                                                            Quarter ended
                                    ------------------------------------------------------------------       26 weeks      26 weeks
                                     April 30,      Jan. 29,      Oct. 30,      July 31,        May 1,         ended         ended
                                       1995           1995          1994          1994          1994     Apr. 30, 1995   May 1, 1994
                                     ---------      --------      --------      --------       -------   -------------   -----------


Revenue (in thousands)............    $743,460      $674,319      $637,403      $583,375      $529,611    $1,417,779    $1,000,038

Cost of sales ....................        94.7%         94.9%         94.9%         95.1%         94.5%         94.8%         94.5%
                                      --------      --------      --------      --------      --------    ----------    ----------
Gross profit .....................         5.3           5.1           5.1           4.9           5.5           5.2           5.5

Operating expenses ...............         4.1           3.8           3.8           3.8           3.7           4.0           3.7
                                      --------      --------      --------      --------      --------    ----------    ----------
Operating income .................         1.2           1.3           1.3           1.1           1.8           1.2           1.8

Other expenses - net .............         0.6           0.6           0.4           0.3           0.2           0.5           0.1
                                      --------      --------      --------      --------      --------    ----------    ----------
Income before income taxes........         0.6           0.7           0.9           0.9           1.6           0.7           1.6

Provision for income taxes........         0.3           0.3           0.3           0.3           0.6           0.3           0.6
                                      --------      --------      --------      --------      --------    ----------    ----------
Net income .......................         0.3%          0.4%          0.6%          0.5%          1.0%          0.4%          1.0%
                                      ========      ========      ========      ========      ========    ==========    ==========


Total Revenue. Total revenue increased $213.8 million, or 40%, to $743.5 million for the quarter ended April 30, 1995 as compared to the quarter ended May 1, 1994. This revenue increase included a $92.6 million, or 49%, increase in sales to large accounts (including Company-owned location revenue) and a $121.2 million, or 35%, increase in sales to resellers.

Total revenue increased $417.7 million, or 42%, to $1.4 billion for the 26 weeks ended April 30, 1995 as compared to the 26 weeks ended May 1, 1994. This revenue increase included a $185.7 million, or 54%, increase in sales to large accounts and a $232.0 million, or 35%, increase in sales to resellers.

Revenue growth was primarily attributable to sales to resellers added since May 1, 1994, same location sales growth (including sales to large accounts), the Company's focus on large account sales, increased demand for the Company's major vendors' products and the Company's addition of new product lines.

Gross Profit Percentage. The Company's gross profit percentage decreased from 5.5% for the quarter ended May 1, 1994 to 5.3% for the quarter ended April 30, 1995. The gross profit percentage decreased from 5.5% for the 26 weeks ended May 1, 1994 to 5.2% for the 26 weeks ended April 30, 1995.

The gross profit percentage decrease from prior year amounts was primarily attributable to general market pricing pressure as competition for sales of the Company's largest vendors' products increased between the periods and to costs related to capacity expansion in the Company's service capabilities. The effects of the margin declines in these areas were partially offset by a change in revenue mix, as the Company added a Company-owned location during the quarter ended April 30, 1995, increased sales of higher margin product lines, and increased utilization of early payment discount opportunities.


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

Operating Expense Percentage. As a percentage of revenue, operating expenses were 4.1% for the quarter ended April 30, 1995 compared to 3.7% for the quarter ended May 1, 1994. Operating expenses increased $10.9 million to $30.4 million for the quarter ended April 30, 1995, as compared to the quarter ended May 1, 1994.

As a percentage of revenue, operating expenses increased to 4.0% for the 26 weeks ended April 30, 1995 compared to 3.7% for the 26 weeks ended May 1, 1994. Operating expenses increased $19.3 million to $56.3 million for the 26 weeks ended April 30, 1995, as compared to the 26 weeks ended May 1, 1994.

The operating expense increases were primarily due to costs associated with increased revenue, capacity expansion and the addition of a Company-owned location.

Other Expenses - Net. Other expenses - net increased to $4.6 million for the quarter ended April 30, 1995 from $1.1 million for the quarter ended May 1, 1994. Other expenses - net increased to $8.0 million for the 26 weeks ended April 30, 1995 from $1.5 million for the 26 weeks ended May 1, 1994. These increases were primarily due to an increase in net financing costs.

These financing costs included expense from the sale of receivables under an agreement with a commercial lender, increased interest expense due to higher average borrowings and increased interest rates during the quarter and 26 weeks ended April 30, 1995, and costs from financing subsidies provided to lenders who finance product purchases from the Company's customers. The higher borrowings were primarily a result of increased accounts receivable and inventory levels during the period. If the Company is successful in achieving continued revenue growth, its working capital requirements and related financing costs are likely to continue to increase.

Income Before Income Taxes. As a percentage of revenue, income before income taxes decreased from 1.6% for the quarter ended May 1, 1994 to 0.6% for the quarter ended April 30, 1995. Income before income taxes decreased as a percentage of revenue from 1.6% for the 26 weeks ended May 1, 1994 to 0.7% for the 26 weeks ended April 30, 1995. The decreases from prior year amounts were due to the margin pressures, operating expense increases and financing costs described above. The factors discussed above will continue to have an impact on the Company's income before income taxes during fiscal year 1995.

The Company receives funds from certain vendors which are earned through marketing programs, meeting established purchasing objectives or meeting other objectives determined by the vendor. There can be no assurance that these programs will be continued by the vendors. A substantial reduction in the vendor funds available to the Company would have an adverse effect on the Company's results of operations.

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

For the 26 weeks ended April 30, 1995, $23.8 million of cash was provided by operating activities. Net cash provided by operating activities included a decrease in accounts receivable of $20.4 million, net income of $5.3 million, non-cash depreciation, amortization and bad debt charges of $9.4 million, and an increase in accounts payable of $3.0 million, offset by an increase in inventory of $11.1 million. The Company's annualized inventory turnover rate increased from 8 times at October 30, 1994 to 9 times at April 30, 1995. The number of days cost of sales in ending accounts payable decreased from 47 days at October 30, 1994 to 42 days at April 30, 1995. The number of days sales in ending accounts receivable decreased from 20 days at October 30, 1994 to 14 days at April 30, 1995, primarily due to accounts receivable that were sold under a financing facility (see discussion below). The receivables days adjusted for sold receivables were 32 days at April 30, 1995 compared to 31 days at October 30, 1994. For the 26 weeks ended April 30, 1995, $15.1 million used in investing activities consisted primarily of $12.5 million for the purchase of property and equipment and $2.6 million for business purchases.

In December 1994, the Company amended its agreement with a subsidiary of a major commercial lender (the "Lender") to increase its financing facility (the "Agreement") from $200 million to $250 million. The Agreement includes two major components: an accounts receivable facility (the "A/R Facility") and an inventory facility (the "Inventory Facility"). The agreement expires in February 1997.

Under the amended A/R Facility, the Company has the right to sell certain accounts receivable to the Lender from time to time, on a limited recourse basis, up to an aggregate amount of $150 million sold at any given time. At April 30, 1995, the net amount of sold accounts receivable was $146 million.

The Inventory Facility provides for borrowings up to $100 million. Within the Inventory Facility, the Company has a line of credit for the purchase of inventory from selected product suppliers ("Inventory Line of Credit") of $25 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $75 million. The Supplemental Line of Credit contains a $10 million term loan option ("Term Loan"), exercisable at the Company's request. Payments for products purchased under the Inventory Line of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Line of Credit if payments are made when due. At April 30, 1995, the Company had $19 million outstanding under the Inventory Line of Credit (included in the accounts payable in the accompanying Balance Sheet), and no amounts outstanding under the Supplemental Line of Credit or the Term Loan.

Of the $250 million of financing capacity represented by the Agreement, $85 million was unused as of April 30, 1995. Utilization of the unused $85 million is dependent upon the Company's collateral availability at the time the funds would be needed.

The Agreement is secured by substantially all of the Company's assets and contains certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At April 30, 1995, the Company was in compliance with these covenants.

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


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

         See Note E of Notes to Consolidated Financial Statements (Unaudited) for information regarding a consolidated class action lawsuit against the Company, its directors, certain of its officers, and three of the underwriters of the Company's June 16, 1994 public offering of Common Stock.

Item 4.           Submission of Matters to a Vote of Security Holders.

         (a)      The Annual Meeting of Stockholders was held on March 15, 1995.

         (b)(1) The following individuals were re-elected to the Board of Directors as Class III Directors for three-year terms expiring at the Company's Annual Meeting in 1998: Jeffrey D. McKeever and Fred Israel.

         (b)(2) The following individuals' terms continued after the Annual Meeting as Class I Directors. Their terms will expire at the Company's Annual Meeting in 1996: William H. Mallender and Keiichi Eguchi.

         (b)(3) The following individuals' terms continued after the Annual Meeting as Class II Directors. Their terms will expire at the Company's Annual Meeting in 1997: Alan P. Hald and Steven G. Mihaylo.

         (c)(1) Submitted for vote at the Annual Meeting was the re-election of two Class III Directors for three-year terms expiring at the Company's Annual Meeting in 1998. See Item 4 (b)(1) hereof. The shares were voted as follows:

         Nominee                                                 No. of Shares
         -------                                                 -------------

         Jeffrey D. McKeever          For                        11,488,689
                                      Against                       186,349
                                      Abstentions                         0
                                      Broker Non-votes                    0

         Fred Israel                  For                        11,457,079
                                      Against                       217,959
                                      Abstentions                         0
                                      Broker Non-votes                    0

         (c)(2) Submitted for vote at the Annual Meeting was a proposal to approve the MicroAge, Inc. 1995 Associate Stock Purchase Plan. The shares were voted as follows:
                                      For                        11,457,210
                                      Against                       163,114
                                      Abstentions                    47,039
                                      Broker Non-votes                7,675

         (c)(3) Submitted for vote at the Annual Meeting was a proposal to approve the MicroAge, Inc. 1995 Director Incentive Plan. The shares were voted as follows:

                                      For                        10,919,031
                                      Against                       692,216
                                      Abstentions                    56,116
                                      Broker Non-votes                7,675

         (d)      None.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 First Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement dated May 10, 1995

                  10.2 Hewlett-Packard Company U.S. Agreement for Authorized Resellers effective March 1, 1995 by and between Hewlett-Packard Company and MicroAge Computer Centers, Inc.

                  10.3 8th Amendment to Lease dated September 15, 1992, by and between AmberJack, Ltd. and MicroAge Computer Centers, Inc. dated January 16, 1995

                  10.4 9th Amendment to Lease dated September 15, 1992, by and between AmberJack, Ltd. and MicroAge Computer Centers, Inc. dated January 16, 1995

                  10.5 MicroAge, Inc. 1995 Associate Stock Purchase Plan (Incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders of the Company held March 15, 1995, File No. 0-15995)

                  10.6 First Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan (Incorporated by reference to
                           Exhibit 99.1 to Registration Statement No. 33-58901)

                  10.7 MicroAge, Inc. 1995 Director Incentive Plan (Incorporated by reference to Appendix C to the Company's Proxy Statement for the Annual Meeting of Stockholders of the Company held March 15, 1995, File No. 0-15995)

                  11.1     Primary EPS Detail Calculation

                  11.2     Fully Diluted EPS Detail Calculation

                  27       Financial Data Schedule

         (b) The Company did not file any Reports on Form 8-K during the quarter ended April 30, 1995.

                                  EXHIBIT INDEX

   Exhibit No.    Description                                          Page No.*


        10.1 First Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement dated May 10, 1995

        10.2 Hewlett-Packard Company U.S. Agreement for Authorized Resellers effective March 1, 1995 by and between Hewlett-Packard Company and MicroAge Computer Centers, Inc.

        10.3 8th Amendment to Lease dated September 15, 1992, by and between AmberJack, Ltd. and MicroAge Computer Centers, Inc. dated as of January 16, 1995

        10.4 9th Amendment to Lease dated September 15, 1992, by and between AmberJack, Ltd. and MicroAge Computer Centers, Inc. dated as of January 16, 1995

        10.5 MicroAge, Inc. 1995 Associate Stock Purchase Plan (Incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders of the Company held March 15, 1995, File No. 0-15995)

        10.6 First Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan (Incorporated by reference to
                  Exhibit 99.1 to Registration Statement No. 33-58901)

        10.7 MicroAge, Inc. 1995 Director Incentive Plan (Incorporated by reference to Appendix C to the Company's Proxy Statement for the Annual Meeting of Stockholders of the Company held March 15, 1995, File No. 0-15995)

        11.1      Primary EPS Detail Calculation

        11.2      Fully Diluted EPS Detail Calculation

        27        Financial Data Schedule






                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MICROAGE, INC.
                                  (Registrant)

Date: June 13, 1995                   By:     /s/ Jeffrey D. McKeever
                                          ----------------------------
                                           Jeffrey D. McKeever
                                           Chairman of the Board and
                                           Chief Executive Officer




Date: June 13, 1995                   By:      /s/ James R. Daniel
                                         ----------------------------
                                         James R. Daniel
                                         Senior Vice President and
                                         Chief Financial Officer