Form 10-Q
period 1995-07-30
MICROAGE INC /DE/
filed 1995-09-13
CIK 814249

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934,

For the quarterly period ended July 30, 1995 or

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

                                Yes  X      No
                                    ---

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at August 31, 1995 was 14,304,808.

                                     INDEX

                                 MICROAGE, INC.


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets -- July 30, 1995 and October 30, 1994.

           Consolidated statements of income -- Quarters ended July 30, 1995 and July 31, 1994; 39 weeks ended July 30, 1995 and July 31, 1994.

           Consolidated statements of cash flows -- 39 weeks ended ended July 30, 1995 and July 31, 1994.

           Notes to consolidated financial statements -- July 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                 MICROAGE, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (in thousands)

                                     Assets

                                                       July 30,   October 30,
                                                         1995        1994
                                                       --------   -----------
Current assets:
   Cash and cash equivalents                             14,085        11,074
   Accounts and notes receivable, net                   114,632       136,736
   Inventory, net                                       319,893       306,584
   Other                                                  1,857         1,478
                                                        -------       -------
     Total current assets                               450,467       455,872

Property and equipment                                   44,734        31,607
Intangible assets                                        14,609         9,377
Other                                                    15,222        13,343
                                                        -------       -------
     Total assets                                       525,032       510,199
                                                        =======       =======

                      Liabilities and Stockholders' Equity


Current liabilities:
   Accounts payable                                     327,519       325,673
   Accrued liabilities                                   11,080        12,206
   Current portion of long-term obligations               5,998         1,245
   Other                                                  3,153         2,862
                                                        -------       -------
     Total current liabilities                          347,750       341,986

Long-term obligations                                     3,835         2,054

Stockholders' equity:
   Preferred stock, par value $1.00 per share;
     Shares authorized:  5,000,000
     Issued and outstanding:  none                           --            --
   Common stock, par value $.01 per share;
     Shares authorized:  40,000,000
     Issued:  July 30, 1995    - 14,436,737
              October 30, 1994 - 14,267,700                 144           143
   Additional paid-in capital                           122,094       121,249
   Retained earnings                                     55,263        49,298
   Loan to ESOT                                            (931)       (1,408)
    Note receivable - stock purchase agreement           (2,000)       (2,000)
   Treasury stock, at cost;
     Shares:  July 30, 1995    - 150,434
              October 30, 1994 - 150,434                 (1,123)       (1,123)
                                                        -------       -------
   Total stockholders' equity                           173,447       166,159
                                                        -------       -------
     Total liabilities and stockholders' equity         525,032       510,199
                                                        =======       =======


The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share data)

                                   Quarter ended           39 weeks ended
                                ---------------------------------------------
                                July 30,   July 31,      July 30,    July 31,
                                  1995       1994          1995        1994
Revenue                          759,082    583,375     2,176,861   1,583,413

Cost of sales                    720,324    554,516     2,064,580   1,500,043
                                ---------------------------------------------
Gross profit                      38,758     28,859       112,281      83,370

Operating expenses                33,480     22,237        89,734      59,153
                                ---------------------------------------------
Operating income                   5,278      6,622        22,547      24,217

Other expense - net                3,911      1,561        11,947       3,020
                                ---------------------------------------------
Income before income taxes         1,367      5,061        10,600      21,197

Provision for income taxes           705      1,953         4,635       8,403
                                ---------------------------------------------
Net income                           662      3,108         5,965      12,794
                                =============================================
Net income per common share         0.05       0.23          0.42        0.98
                                =============================================
Weighted average common and
  common equivalent
  shares outstanding              14,424     13,653        14,315      12,996





The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)


                                                                             39 weeks ended
                                                                         ----------------------
                                                                         July 30,      July 31,
                                                                           1995          1994
                                                                         ----------------------

 Cash flows from operating activities:
  Net income                                                               5,965        12,794
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
     Depreciation and amortization                                        10,962         6,530
     Provision for losses on accounts and notes receivabl                  3,820         2,391
     Changes in assets and liabilities, net of business acquisitions:
       Accounts and notes receivable                                      18,303        (7,550)
       Inventory                                                         (12,595)     (101,444)
       Other current assets                                                 (323)         (431)
       Other assets                                                       (2,462)       (5,454)
       Accounts payable                                                    1,717        69,802
       Accrued liabilities                                                (1,431)        3,265
       Other liabilities                                                     291           688
                                                                         ---------------------
   Net cash provided by (used in) operating activities                    24,247       (19,409)

 Cash flows from investing activities:
  Purchases of property and equipment                                    (18,308)      (12,860)
  Purchases of businesses and investments
     in unconsolidated companies                                          (2,550)       (5,016)
  Increases in intangible assets                                               -           (68)
                                                                         ---------------------
   Net cash used in investing activities                                 (20,858)      (17,944)

 Cash flows from financing activities:
  Amounts received from ESOT                                                 477           444
  Proceeds from issuance of stock, net of issuance costs                     846        40,361
  Principal payments on debt                                              (1,701)         (991)
                                                                         ---------------------
   Net cash (used in) provided by financing activities                      (378)       39,814
                                                                         ---------------------
Net increase in cash and cash equivalents                                  3,011         2,461

Cash and cash equivalents at beginning of period                          11,074        14,504
                                                                         ---------------------
Cash and cash equivalents at end of period                                14,085        16,965
                                                                         =====================



The accompanying notes are an integral part of these financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the 39 weeks ended July 30, 1995 are not necessarily indicative of the results that may be expected for the year ending October 29, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 30, 1994.

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following:


                                   Quarters ended         39 weeks ended
                                --------    --------    --------   --------
                                July 30,    July 31,    July 30,   July 31,
                                  1995        1994        1995       1994
                                --------    --------    --------   --------
       Interest expense          $  690      $  476     $ 2,916     $  660
       Expense from sale of
        accounts receivable       2,810         953       7,573      2,085
       Other                        411         132       1,458        275
                                 ------      ------     -------     ------
                                 $3,911      $1,561     $11,947     $3,020
                                 ======      ======     =======     ======

NOTE C - FINANCING ARRANGEMENTS

In December 1994, the Company amended its February 1993 agreement (the "Agreement") to increase its financing facility from $200 million to $250 million; and in August 1995, the financing capacity under the Agreement was increased to $400 million.

NOTE D - STOCKHOLDERS' EQUITY

Associate Stock Purchase Plan

In March 1995, the Board of Directors and stockholders approved an associate stock purchase plan (the "Associate Plan"). The Associate Plan provides a means for the Company's employees to authorize payroll deductions up to 10% of their earnings to be used for the periodic purchase of the Company's common stock. Under the Associate Plan, the Company will initially sell shares to participants at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning of a six month subscription period or 85% of fair market value at the end of the subscription period. The Associate Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The maximum number of shares that may be purchased under the Associate Plan is 500,000. The initial subscription period began July 1, 1995.

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

NOTE E - LITIGATION

On July 14 through July 19, 1994, seven class action complaints were filed in the United States District Court for the District of Arizona against the Company, certain of its officers and directors, and, in three of the lawsuits, one of the underwriters of the Company's June 16, 1994 public offering of common stock. On December 5, 1994, the Court consolidated the seven actions into a single action. On February 16, 1995, plaintiffs filed and served an amended, consolidated complaint against the Company, certain officers and directors of the Company, and three of the underwriters of the Company's June 16, 1994 public offering of common stock ("the Complaint"). The Complaint purports to be brought on behalf of a class of purchasers of the Company's common stock during the period April 13, 1994 through July 14, 1994. The complaint alleges, among other things, that the Company violated federal securities laws by making misleading public statements and omitting material facts regarding the Company's operations and financial results, which the plaintiffs contend to have artificially inflated the price of the Company's common stock during the alleged class period. The complaint seeks unspecified compensatory damages as well as fees and costs. On April 28, 1995, the Company filed a motion to dismiss the Complaint in its entirety. The motion was heard on July 31, 1995; no decision has yet been issued. Discovery has been served and is expected to commence in October. The Company and the individual defendants deny the plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves in these actions. The proceeding is in its early stages, however, and its outcome cannot be predicted with certainty at this time.

NOTE F - SUBSEQUENT EVENT

Subsequent to July 30, 1995, the Company approved and began to implement actions targeted at reducing the Company's future cost structure and improving its profitability. These actions include, among other things, (i) a reduction in the number of the Company's employees and (ii) the sale of the Company's memory distribution subsidiary. As a result of these actions, and the recognition of other restructuring charges, the Company will recognize one-time charges to earnings during the fourth fiscal quarter. Although the amount of these charges has not yet been determined, the Company expects to incur a loss during the fourth fiscal quarter as a result of the charges.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                         Quarter ended
                                  -------------------------------------------------------------      39 weeks          39 weeks
                                  July 30,     April 30,    Jan. 29,     Oct. 30,      July 31,        ended             ended
                                    1995         1995         1995         1994          1994      July 30, 1995     July 31, 1994
                                  --------    ---------    ---------    ---------     ---------    -------------     -------------
Revenue (in thousands)            $759,082     $743,460     $674,319     $637,403      $583,375       $2,176,861       $1,583,413

Cost of sales                         94.9%        94.7%        94.9%        94.9%         95.1%            94.8%            94.7%
                                  --------     --------     --------     --------      --------       ----------       ----------
Gross profit                           5.1          5.3          5.1          5.1           4.9              5.2              5.3

Operating expenses                     4.4          4.1          3.8          3.8           3.8              4.1              3.8
                                  --------     --------     --------     --------      --------       ----------       ----------
Operating income                       0.7          1.2          1.3          1.3           1.1              1.1              1.5

Other expenses - net                   0.5          0.6          0.6          0.4           0.3              0.6              0.2
                                  --------     --------     --------     --------      --------       ----------       ----------
Income before income taxes             0.2          0.6          0.7          0.9           0.8              0.5              1.3

Provision for income taxes             0.1          0.3          0.3          0.3           0.3              0.2              0.5
                                  --------     --------     --------     --------      --------       ----------       ----------
Net income                             0.1%         0.3%         0.4%         0.6%          0.5%             0.3%             0.8%
                                  ========     ========     ========     ========      ========       ==========       ==========


Total Revenue. Total revenue increased $175.7 million, or 30%, to $759.1 million for the quarter ended July 30, 1995 as compared to the quarter ended July 31, 1994. This revenue increase included a $69.7 million, or 33%, increase in sales to large accounts (including Company-owned location revenue) and a $106.0 million, or 29%, increase in sales to resellers.

Total revenue increased $593.4 million, or 38%, to $2.2 billion for the 39 weeks ended July 30, 1995 as compared to the 39 weeks ended July 31, 1994. This revenue increase included a $243.4 million, or 43%, increase in sales to large accounts and a $350.1 million, or 35%, increase in sales to resellers.

Revenue growth was primarily attributable to sales to resellers added since July 31, 1994, same location sales growth (including sales to large accounts), the Company's focus on large account sales, increased demand for the Company's major vendors' products and the Company's addition of new product lines.

Gross Profit Percentage.   The Company's gross profit percentage increased to
5.1% for the quarter ended July 30, 1995 from 4.9% for the quarter ended July 31, 1994. The gross profit percentage decreased from 5.3% for the 39 weeks ended July 31, 1994 to 5.2% for the 39 weeks ended July 30, 1995.

Future gross profit percentages may be affected by market pricing pressures, the introduction of new Company programs; changes in revenue mix; the availability and the Company's utilization of early payment discount opportunities; vendor pricing actions and other competitive and economic factors.

Operating Expense Percentage. As a percentage of revenue, operating expenses were 4.4% for the quarter ended July 30, 1995 compared to 3.8% for the quarter ended July 31, 1994. Operating expenses increased $11.2 million to $33.5 million for the quarter ended July 30, 1995, as compared to the quarter ended July 31, 1994.

As a percentage of revenue, operating expenses increased to 4.1% for the 39 weeks ended July 30, 1995 compared to 3.8% for the 39 weeks ended July 31, 1994. Operating expenses increased $30.6 million to $89.7 million for the 39 weeks ended July 30, 1995, as compared to the 39 weeks ended July 31, 1994.

The operating expense increase as a percentage of revenue was primarily due to costs incurred in anticipation of revenue increases that did not materialize to the extent expected, capacity expansion and the addition of a Company-owned location. See "Fourth Fiscal Quarter Charges" below for a discussion of actions being taken to reduce the Company's cost structure.

Other Expenses - Net. Other expenses - net increased to $3.9 million for the quarter ended July 30, 1995 from $1.6 million for the quarter ended July 31, 1994. Other expenses - net increased to $11.9 million for the 39 weeks ended July 30, 1995 from $3.0 million for the 39 weeks ended July 31, 1994. These increases were primarily due to an increase in net financing costs.

These financing costs included expense from the sale of receivables under a financing facility, increased interest expense due to higher average borrowings and increased interest rates during the quarter and 39 weeks ended July 30, 1995, and costs from financing subsidies provided to lenders who finance product purchases from the Company's customers. The higher borrowings were primarily a result of increased accounts receivable and inventory levels during the period. If the Company is successful in achieving continued revenue growth, its working capital requirements and related financing costs are likely to continue to increase.

Income Before Income Taxes. As a percentage of revenue, income before income taxes decreased from 0.8% for the quarter ended July 31, 1994 to 0.2% for the quarter ended July 30, 1995. Income before income taxes decreased as a percentage of revenue from 1.3% for the 39 weeks ended July 31, 1994 to 0.5% for the 39 weeks ended July 30, 1995. The decreases from prior year amounts were due primarily to the operating expense increases and financing costs described above. The factors discussed above will continue to have an impact on the Company's income before income taxes during fiscal year 1995.

Marketing Development Funds. The Company receives funds from certain vendors which are earned through marketing programs, meeting established purchasing objectives or meeting other objectives determined by the vendor. There can be no assurance that these programs will be continued by the vendors. A substantial reduction in the vendor funds available to the Company would have an adverse effect on the Company's results of operations.

Fourth Fiscal Quarter Charges. Subsequent to July 30, 1995, the Company approved and began to implement actions targeted at reducing the Company's future cost structure and improving its profitability. These actions include, among other things, (i) a reduction in the number of the Company's employees and (ii) the sale of the Company's memory distribution subsidiary. As a result of these actions, and the recognition of other restructuring charges, the Company will recognize one-time charges to earnings during the fourth fiscal quarter. Although the amount of these charges has not yet been determined, the Company expects to incur a loss during the fourth fiscal quarter as a result of the charges.

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

For the 39 weeks ended July 30, 1995, $24.2 million of cash was provided by operating activities. Net cash provided by operating activities included a decrease in accounts receivable of $18.3 million, net income of $6.0 million, non-cash depreciation, amortization and bad debt charges of $14.8 million, and an increase in accounts payable of $1.7 million, offset by an increase in inventory of $12.6 million and an increase in other assets of $2.5 million.
The Company's annualized inventory turnover rate increased from 8 times at October 30, 1994 to 9 times at July 30, 1995. The number of days cost of sales in ending accounts payable decreased from 47 days at October 30, 1994 to 41 days at July 30, 1995. The number of days sales in ending accounts receivable decreased from 20 days at October 30, 1994 to 14 days at July 30, 1995, primarily due to accounts receivable that were sold under a financing facility (see discussion below). The receivables days adjusted for sold receivables were 33 days at July 30, 1995 compared to 31 days at October 30, 1994. For the 39 weeks ended July 30, 1995, $20.9 million used in investing activities consisted primarily of $18.3 million for the purchase of property and equipment and $2.6 million for a business purchase.

In August 1995, the Company amended its financing agreement (the "Agreement") to increase its financing facility from $250 million to $400 million. The Agreement includes two major components: an accounts receivable facility (the "A/R Facility") and an inventory facility (the "Inventory Facility"). The Agreement expires in August 1997.

Under the amended A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $250 million sold at any given time. At July 30, 1995, the net amount of sold accounts receivable was $167 million.

The Inventory Facility provides for borrowings up to $150 million. Within the Inventory Facility, the Company has a line of credit for the purchase of inventory from selected product suppliers ("Inventory Line of Credit") of $50 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $100 million. Payments for products purchased under the Inventory Line of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Line of Credit if payments are made when due. At July 30, 1995, the Company had $24 million outstanding under the Inventory Line of Credit (included in the accounts payable in the accompanying Balance Sheet), and no amounts outstanding under the Supplemental Line of Credit.

Of the $400 million of financing capacity represented by the Agreement, $209 million was unused as of July 30, 1995. Utilization of the unused $209 million is dependent upon the Company's collateral availability at the time the funds would be needed.

The Agreement is secured by substantially all of the Company's assets and contains certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At July 30, 1995, the Company was in compliance with these covenants.

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

Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                 10.1 Amended and Restated Split-Dollar Insurance Agreement dated as of December 14, 1994, by and between MicroAge, Inc. and Jeffrey D. McKeever

                 10.2 Lease Agreement dated November 18, 1994, by and between Duke Realty Limited partnership and Kenco Group, Inc.

                 10.2.1 Assignment and Assumption of Lease Agreement dated July 18, 1994 to Lease dated November 18, 1994, by and between Kenco Group, Inc. and MicroAge Computer Centers, Inc.

                 10.3 Restated and Amended Purchase Agreement dated as of August 3, 1995, by and among MicroAge Computer Centers, Inc., et al and Deutsche Financial Services Corporation

                 10.3.1 Second Restated Agreement for Wholesale Financing Agreement dated as of August 3, 1995, by MicroAge Computer Centers, Inc. and Deutsche Financial Services Corporation

                 10.4 Agreement for Wholesale Financing dated as of December 17, 1993, by MicroAge Computer Centers, Inc. and IBM Credit Corporation (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

                 10.4.1 Amendment No. 1 to Addendum dated as of August 3, 1995 to Agreement for Wholesale Financing dated as of December 17, 1993, by MicroAge Computer Centers, Inc. and IBM Credit Corporation

                 11.1     Primary EPS Detail Calculation

                 11.2     Fully Diluted EPS Detail Calculation

                 27       Financial Data Schedule

                 (b) The Company did not file any Reports on Form 8-K during the quarter ended July 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   MICROAGE, INC.
                                                   (Registrant)


Date: September 13, 1995                         By:  /s/ Jeffrey D. McKeever
                                                      -------------------------
                                                      Jeffrey D. McKeever
                                                      Chairman of the Board and
                                                      Chief Executive Officer



Date: September 13, 1995                         By:  /s/ James R. Daniel
                                                      -------------------------
                                                      James R. Daniel
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.               Description
  10.1           Amended and Restated Split-Dollar Insurance Agreement dated as of December 14, 1994, by and between MicroAge, Inc.
                 and Jeffrey D. McKeever

  10.2           Lease Agreement dated November 18, 1994, by and between Duke Realty Limited partnership and Kenco Group, Inc.

  10.2.1         Assignment and Assumption of Lease Agreement dated July 18, 1994 to Lease dated November 18, 1994, by and between
                 Kenco Group, Inc. and MicroAge Computer Centers, Inc.

  10.3           Restated and Amended Purchase Agreement dated as of August 3, 1995, by and among MicroAge Computer Centers, Inc., et al and Deutsche Financial Services Corporation

  10.3.1         Second Restated Agreement for Wholesale Financing Agreement dated as of August 3, 1995, by MicroAge Computer
                 Centers, Inc. and Deutsche Financial Services Corporation

  10.4           Agreement for Wholesale Financing dated as of December 17, 1993, by MicroAge Computer Centers, Inc. and IBM Credit
                 Corporation (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for
                 the quarter ended May 1, 1994)

  10.4.1         Amendment No. 1 to Addendum dated as of August 3, 1995 to Agreement for Wholesale Financing dated as of December
                 17, 1993, by MicroAge Computer Centers, Inc. and IBM Credit Corporation

  11.1           Primary EPS Detail Calculation

  11.2           Fully Diluted EPS Detail Calculation

  27             Financial Data Schedule
