Form 10-K405
period 1995-10-29
MICROAGE INC /DE/
filed 1996-01-25
CIK 814249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (MARK ONE)

           X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED OCTOBER 29, 1995 OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM ___________TO ___________

                         COMMISSION FILE NUMBER 0-15995

                                 MICROAGE, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                  86-0321346
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                  2400 SOUTH MICROAGE WAY, TEMPE, AZ     85282-1896
               (Address of Principal Executive Offices)  (Zip Code)

                                 (602) 804-2000
              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $108,720,544 at December 31, 1995, based on the closing market price of the common stock on such date, as reported by the Nasdaq National Market.

    The number of shares of the registrant's common stock outstanding at December 31, 1995 was 14,354,417.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on March 13, 1996 are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

MicroAge, Inc. (the "Company"), was incorporated in the State of Arizona in 1976 and reincorporated in Delaware in 1987. The Company distributes and integrates information technology products and services through, and in partnership with, a network of resellers, including twelve Company-owned resellers (the "MicroAge Network" or the "Network"). The products and services the Company markets and sells include microcomputer systems; workstations; networking and telecommunications equipment; system solutions, including integration and installation services and various technical services and support; software; and related products and services.

The Company currently markets and distributes products for leading manufacturers, such as COMPAQ Computer Corporation ("COMPAQ"), Hewlett-Packard Company ("Hewlett-Packard"), International Business Machines Corporation ("IBM"), Apple Computer, Inc. ("Apple"), Toshiba America Information Systems, Inc. ("Toshiba"), Digital Equipment Corporation ("Digital"), NEC Technologies, Inc. ("NEC"), Microsoft Corporation ("Microsoft"), Novell, Inc. ("Novell"), and Banyan Systems Incorporated ("Banyan").

MicroAge Network resellers are primarily owned and managed by individuals resident in their respective markets and active in the daily operations of their businesses. This owner-managed reseller model eliminates the need for the Company to employ a large field-based sales and service force.

Unless the context otherwise requires, as used herein, the term the "Company" refers to MicroAge, Inc., its predecessors, and subsidiaries. The Company's headquarters is located at 2400 South MicroAge Way, Tempe, Arizona 85282-1896, and its telephone number is (602) 804-2000.

This document may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "Products and Vendors" and "Competition" in this Item and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operations" and "Potential Fluctuations in Operating Results" in Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any such forward-looking statements.

BUSINESS STRATEGY

The Company's dual strategic focus is to pursue profit expansion and revenue growth. The Company's profit expansion strategy focuses on expense control, effective inventory management, the addition and expansion of higher-margin products, and new pricing programs. Revenue growth is driven by sales to new resellers, the Company's large account strategy, and same location sales growth. The Company implements its business strategy through customer-focused business units targeted to specific strategic market segments.

     PROFIT EXPANSION. The Company's focus on profit expansion has caused the Company to implement new systems, policies and procedures designed to result in expense savings in areas such as inventory and accounts receivable management. During the fourth quarter of fiscal year 1995, the Company approved and began to implement actions targeted at reducing the Company's future cost structure and improving its profitability. These actions included, among other things, (i) the sale of the Company's memory distribution business, (ii) outsourcing certain unprofitable operations, and (iii) a reduction in the number of the Company's associates (employees). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "Potential Fluctuations in Operating Results" in Part II, Item 7 of this report for a discussion of the economic implications of these actions. The Company's addition and expansion of higher-margin products and services is also designed to increase profit margins. See "Products and Vendors-- Product Strategy." The Company's profit expansion goal may be negatively affected by continuing market pricing pressure.

LARGE ACCOUNT SALES. Over the past several years, the Company has pursued a strategy of marketing products and services directly to large end-user customers in partnership with certain of its Network resellers. Large end-user customers are generally solicited by the Company's large account sales and service force in partnership with qualified Network resellers. Network resellers and large end-user customers may select from a broad array of Company-sponsored sales support programs, including specially-tailored product pricing alternatives; centralized integration services; multi-site direct product shipment; purchase price financing; and multiple location on-site sales, service and support (including central service dispatch and service call tracking).

The Company also offers a program to its resellers whereby the Company grants credit and assumes collection and administration responsibilities for large end-user customers. The continuing use of this program will provide increased revenue and profit opportunities for the Company but will continue to increase working capital requirements as accounts receivable for large end-user customers increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 7 of this report.

THE MICROAGE NETWORK. Resellers in the MicroAge Network purchase products and services from the Company generally at lower prices than could be obtained independently from vendors. The Company provides distribution and support services to resellers so that the Company and the resellers may realize operating efficiencies and benefit from economies of scale in product purchasing and distribution, financing, and working capital management. These services include multi-vendor aggregation and system integration, technical support, financing options, back-order management, direct shipping to end-user customers, support for electronic commerce, and complete order shipment. Due in part to "open sourcing" (see "Products and Vendors - Open Sourcing" below) and the expansion of the Company's product offerings to include products that have previously been offered primarily by wholesale distributors (see "Products and Vendors - Product Strategy"), sales to value added resellers ("VARs") have been one of the Company's fastest growing sales segments.

The Company offers all resellers (including VARs) the option of purchasing products on open credit terms of up to 30 days, subject to credit review and approval. If the Company is successful in achieving continued revenue growth, this reseller financing program will place increased demands on the Company's working capital requirements to fund the associated increase in accounts receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 7 of this report.

The Company will continue to pursue Network expansion through the recruitment of established computer resellers that can use and benefit from the products and services offered by the Company. In addition, in order to establish or solidify its presence in strategic markets or in response to competitive pressures, the Company has made, and in the future may make, acquisitions of or investments in additional reseller locations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 7 of this report.

MICROAGE SERVICES

The Company provides a broad array of services to its resellers and end-user customers. These services are generally provided on a fee-for-service basis.

DISTRIBUTION SERVICES. Orders are fulfilled and shipped from distribution centers located in Tempe, Arizona and Cincinnati, Ohio for delivery in one to three business days to a reseller or end-user anywhere in the continental United States. In conjunction with product ordering and shipment, the Company offers various services to end-user customers and resellers, including expedited delivery, vendor direct shipment, deferred shipment, and the following special services:

    Back-order Management. Network resellers may elect to receive notification of the receipt by the Company of products that were not available for shipment within three days of order placement, rather than having the product shipped to them automatically, thereby avoiding costly product returns.

    Multi-site Direct Shipment. Product shipments, including configured system orders, may be specified for delivery directly to multiple end-user customer locations from the Company's distribution centers. This allows resellers to reduce freight expense, product handling costs, and delivery times to end-user customers.

    Complete Order Shipment. Resellers and end-user customers may elect to defer shipment of orders until all products and services specified in the order are fulfilled, thereby eliminating the costs associated with multiple shipments and the storage of inventory.

QUALITY INTEGRATION CENTER. Technicians at the Company's Quality Integration Center, located in Tempe, Arizona, perform integration services, including systems set-up; local area network integration and testing; board-level enhancement; disk or tape drive installation; device testing; and software loading, including complex operating systems. The Quality Integration Center also direct-ships configured systems to end-user customers, allowing resellers to service these customers more profitably by reducing inventory levels, carrying costs, and freight expense, and by freeing up technical staff.

FINANCIAL SERVICES. The Company has developed numerous financial services that are designed to improve the ability of qualifying resellers to purchase products from the Company in a cost-effective manner. See "Business Strategy - Large Account Sales," "Business Strategy - The MicroAge Network," and "Products and Vendors - Vendor Relationships" for a discussion of some of these financial services. The Company also sponsors payment programs with commercial credit companies to facilitate reseller purchases of products from vendors that do not offer their own payment programs; under these programs, the Company receives payment for product sales within three to five business days and pays the commercial credit company a fee based on a percentage of the products sold.

TECHNICAL SERVICES. The Company provides resellers and certain end-user customers with various technical services, including telephone hotline support, technical publications, on-line technical services, training programs, product evaluation, and on-site consultation.

MICROAGE ZDATA. MicroAge ZDATA, a proprietary, electronic ordering and product inquiry system, allows a participating Network reseller to electronically create, modify, send, and verify orders, check inventory on hand at the Company's distribution centers, and review the status of its account with the Company.

PRODUCT INFORMATION CENTER. The Company provides new product information and existing product compatibility assistance to help end-user customers and resellers evaluate the effectiveness of a potential system solution. These customers and resellers may use this service to improve product knowledge and awareness and to avoid improper integration.

INFORMATION SERVICES. Through the creation, packaging, and dissemination of information to its vendors, resellers, and end-user customers, the Company centralizes relevant market data for use by its constituencies. The Company can also provide end-user customers with asset tracking services to assist in the administration of large system installations and service. In addition, the Company has been a leader in providing electronic commerce services in conjunction with the Network. These services include electronic data interchange ("EDI") support, Internet hosting, and multimedia. Other services include technical information publications, product evaluation and market surveys, marketing periodicals, and product catalogs.

PRODUCTS AND VENDORS

PRODUCT STRATEGY. The Company sells a broad selection of products with a predominant focus on the products of major microcomputer and peripheral manufacturers, such as COMPAQ, Hewlett-Packard, and IBM. Sales of these three manufacturers' products represented approximately 56% of the Company's revenue from product sales during fiscal 1995, compared to approximately 60% during fiscal 1994. The Company's agreements with these vendors generally are renewed periodically and permit termination by the vendor without cause, generally upon 30 to 90 days' notice, depending on the vendor. The Company believes that these provisions are standard in the computer reseller industry. In addition, the Company's business is dependent upon price and related terms and product availability provided by its key vendors. Although the Company considers its relationships with COMPAQ, Hewlett-Packard, and IBM to be good, there can be no assurance that these relationships will continue as presently in effect or that changes by one or more of these key vendors in their volume discount schedules or other marketing programs would not adversely affect the Company. Termination or nonrenewal of the Company's agreements with COMPAQ, Hewlett-Packard, or IBM would have a material adverse effect on the Company's business.

The Company continually evaluates its product assortment based on technological advances, the market for information technology products, and the Network's requirements related to technological capability, product availability, and marketability. Over the last several years, the Company has expanded its product offerings in response to market conditions and has established relationships with new vendors to distribute, service, and support both high-end, higher-priced workstation products, as well as complementary computer peripheral products and software. These products generally carry higher profit margins than the Company's traditional brand name products and have historically been distributed primarily by wholesale distributors or sold directly to end-users by manufacturers. Sales of these products generally require the extension of credit by the Company, resulting in increased working capital requirements.

PRODUCT SUPPLY. The computer reseller industry continues to experience product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply certain products. In addition, certain vendors have initiated new channels of distribution that increase competition for the available product supply. There can be no assurance that vendors will be able to maintain an adequate supply of products to fulfill all of the Company's customer orders on a timely basis. Failure to obtain adequate product supplies could have a material adverse effect on the Company's results of operations.

OPEN SOURCING. In the past, certain of the Company's vendors required resellers to purchase their products and services exclusively from one source. Vendors have generally removed this requirement, resulting in "open sourcing" of their products. To date, open sourcing has significantly contributed to the rapid growth of the Company's sales to VARs. However, competitive pricing pressures throughout the industry have intensified; these competitive pressures have been particularly evident in the Company's Network distribution business. While the Company believes that it can effectively compete for sales of those products available under open sourcing, there can be no assurance that open sourcing will not adversely affect the Company's business.

VENDOR RELATIONSHIPS. Because of its quantity purchasing capabilities, the Company generally obtains volume discounts from its vendors, enabling it to sell products to resellers on more favorable terms than the typical reseller could obtain on its own from such vendors. In general, the Company's agreements have price protection provisions to protect the Company in the event of price reductions by its vendors on eligible products in the Company's inventory and to permit the return of slow-moving and other products for credit (generally at cost minus a restocking fee). Subject to product availability, the Company carries inventory at levels that it believes will enable it to meet the anticipated needs of its resellers and end-user customers and, to a lesser extent, to take advantage of certain vendor discounts and promotions.

Several major vendors sponsor payment programs with commercial credit companies to facilitate product sales to and through the Network. Such programs generally provide Network resellers with payment terms ranging from 30 to 60 days, depending on the vendor. Under these programs, the Company generally receives payment for product sales within three to five business days, thus significantly reducing the Company's working capital requirements and credit exposure. See "MicroAge Services - Financial Services" for a discussion of payment programs that the Company sponsors with commercial credit companies to facilitate reseller purchases of products from vendors that do not offer their own payment programs.

COMPETITION

The computer reseller industry is characterized by intense competition, based primarily on product availability, price, speed of delivery, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines, service and post-sale support, and quality of customer training. In addition, the Company faces competition in the recruitment and retention of resellers for the MicroAge Network. The Company and MicroAge Network locations compete for sales with numerous resellers, including (i) master resellers; (ii) direct resellers; (iii) wholesalers (resellers that do not sell to end-users); (iv) vendors that sell directly to large purchasers; and
(v) parties that implement other sales methods, such as direct mail, computer "superstores," and mass merchandisers. See "Products and Vendors -- Open Sourcing" for a discussion of the competitive pressures associated with open sourcing.

EMPLOYEES

As of October 29, 1995, the Company employed approximately 2,088 persons, 436 of whom were employed at the twelve Company-owned reseller locations. No employees are represented by labor unions. The Company considers its employee relations to be good.

GOVERNMENT REGULATION

The Company is subject to a substantial number of state laws regulating franchise operations. In general, these laws impose registration and disclosure requirements on franchisors in the offering and sale of franchises. Also, in certain cases, statutes and court-created doctrines apply substantive standards to the relationship between franchisor and franchisee, including restrictions on the Company's ability to terminate or refuse to renew a franchise agreement. The Company is also subject to Federal Trade Commission regulations governing disclosure requirements in the sale of franchises. The Company believes it is in substantial compliance with all such regulations. See Note 2 of the Company's Consolidated Financial Statements in Part II, Item 8 for additional information regarding the Company's franchising activities.

TRADEMARKS AND SERVICE MARKS

The Company holds various trademarks and service marks, including, among others, MicroAge,(R) The Solution Store,(R) The Solution Center,(R) Solutions,(R) MicroSource,(R) MicroAge 2000,(R) The Franchise Program for the 90's and Beyond,(R) and ZDATA.(R) All trademarks and service marks are registered in the United States, and certain trademarks and service marks are registered in various foreign countries. The marks are not otherwise registered with any states; however, the Company also claims common law rights to the marks based on adoption and use. Management believes that the value of the Company's marks is increasing with the development of its business, but that the business of the Company as a whole is not materially dependent on such marks.

SEASONALITY

Although the Company's financial performance has not exhibited significant seasonality in the past, the Company and the computer industry in general tend to follow a sales pattern with peaks occurring near the end of the calendar year, due primarily to special vendor promotions and year-end business purchases.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1995:


         NAME                      AGE            POSITION*
         ----                      ---            --------
    Jeffrey D. McKeever . . . . . . 53     Chairman of the Board and Chief Executive Officer
    Alan P. Hald  . . . . . . . . . 49     Vice Chairman of the Board and Secretary
    James R. Daniel . . . . . . . . 48     Senior Vice President, Chief Financial Officer and Treasurer; and
                                           President, Headquarter Services, MicroAge Computer Centers, Inc. ("MCCI")

    Warren T. Mills . . . . . . . . 47     Senior Vice President - Sales
    Robert G. O'Malley  . . . . . . 50     Vice President - Services Marketing;
                                           and President, MicroAge Data Services,
                                           MCCI
    John H. Andrews . . . . . . . . 39     Vice President - Logistics; and President,
                                           MicroAge Logistics Services, MCCI
    Wesley D. Richards  . . . . . . 45     Vice President - Development; and President,
                                           MicroAge Channel Services, MCCI
    Christopher J. Koziol . . . . . 35     President, MicroAge Infosystems Services, Inc.
    Jeffrey M. Swanson  . . . . . . 41     President, MicroAge Solutions, Inc.
    Harman D. Cadis . . . . . . . . 38     President, MicroSource Technologies, Inc.;
                                           and Chief Technical Officer, MCCI
    Raymond L. Storck . . . . . . . 35     Vice President - Controller and Assistant Treasurer
    Jeffrey A.H. Frankel  . . . . . 42     Vice President - Legal and Assistant Secretary;
                                           and Vice President, MicroAge International, Inc.

---------------
* Mr. Kenneth R. Waters was the Company's President at December 31, 1995, but will be leaving the Company effective January 31, 1996 due to a medical condition. Mr. McKeever assumed Mr. Waters' responsibilities after Mr. Waters underwent heart surgery in June 1995.

JEFFREY D. MCKEEVER has served as Chief Executive Officer since February 1987, and as Chairman of the Board since October 1991. In June 1995, Mr. McKeever also assumed the duties of President of the Company because Mr. Waters went on leave from the Company at that time due to a medical condition. Mr. McKeever co-founded the Company in August 1976 and has served as a director of the Company since October 1976. He also served as President from January 1993 to February 1993 and from February 1987 to October 1991, Chairman of the Board and Secretary from October 1976 to February 1987 and Treasurer from October 1976 to February 1983 and from February 1987 to December 1988.

ALAN P. HALD has served as Vice-Chairman of the Board since October 1991, and as Secretary since February 1987. He co-founded the Company in August 1976 and has served as a director of the Company since October 1976. He also served as President from February 1993 to August 1993 and from October 1976 to February 1987, Chairman of the Board from February 1987 to October 1991 and Treasurer from February 1983 to February 1987.

JAMES R. DANIEL has served as Senior Vice President and Chief Financial
Officer of the Company since January 1993, and as Treasurer of the Company from January 1993 until December 1994, at which time he assumed the additional position of President, Headquarter Services, MCCI. He reassumed the title of Treasurer in September 1995. Prior to joining MicroAge, he served as Chief Financial Officer and Treasurer of Dell Computers from 1991 to 1993. Prior to Dell, he served as Chief Financial Officer and Treasurer for SCI Systems, an electronics contract manufacturer, from 1984 to 1991. Mr. Daniel is a certified public accountant.

WARREN T. MILLS has served as Senior Vice President - Sales of the Company since December 1994. He served as Vice President - Sales of the Company from October 1989 until December 1994 and as President of MicroAge Solutions, Inc. from September 1988 until December 1994. From April 1987 through September 1988, he owned a franchised MicroAge location in Burlington, Massachusetts.

ROBERT G. O'MALLEY has served as Vice President - Services Marketing of the Company since January 1996 and as President, MicroAge Data Services, MCCI, since May 1995. Prior to joining the Company, he held various positions with IBM Corporation since January 1976, including General Manager, PC Desktop Systems from September 1994 to February 1995; Vice President of Marketing & Brand Management - Americas from February 1994 to September 1994; Managing Director, Asia Pacific PC Operations from January 1992 to January 1994; Vice President, National Distribution Division, from August 1990 to December 1991; and Director, US Finance and Planning, from February 1988 to July 1990.

JOHN H. ANDREWS has served as Vice President - Logistics of the Company since December 1995 and as President, MicroAge Logistics Services, MCCI, since July 1993. He served as Vice President - Operations from July 1993 to December 1995; Group Vice President, Operations from January 1993 to July 1993; Vice President and Chief Financial Officer from June 1990 to January 1993; and as Treasurer from June 1991 to January 1993. Mr. Andrews joined the Company in 1984 and served as Principal Accounting Officer from December 1988 to June 1990. Mr Andrews is a certified public accountant.

WESLEY D. RICHARDS has served as Vice President - Development of the Company since December 1994, and as President of MicroAge Channel Services, MCCI, since August 1995. He served as President of MicroAge Enterprises, Inc. from August 1994 to August 1995. Mr. Richards joined the Company in June 1994 as a consultant on special projects. Prior to joining MicroAge, he operated a consulting business, specializing in computer software, from August 1990 to June 1994. Prior to operating the consulting business, Mr. Richards served as Vice President of Sales and Marketing at Ashton-Tate, a software company, from January 1989 to June 1990.

CHRISTOPHER J. KOZIOL has served as President, MicroAge Infosystems Services, Inc. since October 1995. He served as President, MicroAge Infosystems Services, MCCI, from July 1993 to October 1995 and as Vice President, Sales, MCCI, from January 1992 to July 1993. He joined the Company in September 1985 and served as Director-Regional Support from March 1988 to December 1991.

JEFFREY M. SWANSON has served as President, MicroAge Solutions, Inc.
since December 1994 and served as General Manager of MCSB, Inc., a Company-owned location in Plymouth, Minnesota from October 1991 to November 1994. Prior to joining MicroAge, he served as Executive Vice President of AmeriData Incorporated from 1981 to 1991.

HARMAN D. CADIS has served as Chief Technical Officer, MCCI since December 1994 and as President, MicroSource Technologies, Inc. since January 1991. He served as President, MicroAge Technologies, MCCI, from July 1993 to April 1995. Mr. Cadis joined the Company in January 1991 when the Company acquired ICT, a wholesale supplier of computer graphics products. Mr. Cadis founded ICT in September 1983 and served as President and Chairman of the Board from October 1984 through January 1991.

RAYMOND L. STORCK has served as Vice President - Controller of the Company since July 1993, and as Controller and Assistant Treasurer since October 1991. He joined the Company in 1986 and served in positions in accounting, reporting and analysis, including Director of Planning and Analysis from June 1990 to July 1991.

JEFFREY A. H. FRANKEL has served as Vice President - Legal of the Company and Vice President of MicroAge International, Inc. since July 1993 and as Assistant Secretary of the Company since February 1993. From October 1992 through July 1993, he served as Corporate Counsel and as Managing Director of the International Department. Mr. Frankel joined the Company in September 1986 and served as Associate Corporate Counsel from September 1986 to September 1992.

ITEM 2.  PROPERTIES

The Company's executive offices are located in Tempe, Arizona and occupy approximately 135,000 square feet of commercial office space. The Company operates automated distribution and logistics centers in Tempe, Arizona and Cincinnati, Ohio which occupy approximately 300,000 and 304,000 square feet, respectively. The Company also maintains a 124,000 square foot Technical Services Center in Tempe, Arizona, adjacent to a 133,000 square foot Quality Integration Center.

The Company also operates twelve Company-owned reseller locations (one each in Tempe, Arizona; Plymouth, Minnesota; Chicago, Illinois; Westminster, Colorado; Burlington, Massachusetts; Wilton, Connecticut; Novi, Michigan; St. Louis, Missouri; Oklahoma City, Oklahoma; Tulsa, Oklahoma; Houston, Texas; and Irving, Texas) which occupy an aggregate of approximately 146,000 square feet.

All facilities are leased. The Company believes that its properties and equipment are well-maintained, in good operating condition, and adequate for its present foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

On July 14 through July 19, 1994, seven class action complaints were filed in the United States District Court for the District of Arizona against the Company, certain of its officers and directors, and, in three of the lawsuits, one of the underwriters of the Company's June 16, 1994 public offering of common stock. On December 5, 1994, the Court consolidated the seven actions into a single action. On February 16, 1995, plaintiffs filed and served an amended, consolidated complaint against the Company, certain officers and directors of the Company, and three of the underwriters of the Company's June 16, 1994 public offering of common stock (the "Complaint"). The Complaint purports to be brought on behalf of a class of purchasers of the Company's common stock during the period April 13, 1994 through July 14, 1994. The Complaint alleges, among other things, that the Company violated federal securities laws by making misleading public statements and omitting material facts regarding the Company's operations and financial results, which the plaintiffs contend to have artificially inflated the price of the Company's common stock during the alleged class period. The Complaint seeks unspecified compensatory damages as well as fees and costs. On April 28, 1995, the Company filed a motion to dismiss the Complaint in its entirety. The motion was heard on July 31, 1995; no decision has yet been issued. Discovery is ongoing. The Company and the individual defendants deny the plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves in these actions. The proceeding is in its early stage, however, and its outcome cannot be predicted with certainty at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the symbol MICA and has been quoted on the Nasdaq National Market since July 1, 1987. The following table sets forth the quarterly high and low sale prices for the common stock as reported by the Nasdaq National Market for the two most recent fiscal years:

                                                       RANGE OF SALE PRICES(1)
                                                       -----------------------
                                                        HIGH            LOW
                                                        ----            ---
    FISCAL 1994
    -----------
      First Quarter  . . . . . . . . . . . . . . . .  $28 5/6          $ 16 1/3
      Second Quarter   . . . . . . . . . . . . . . .  $32 3/8          $ 20
      Third Quarter  . . . . . . . . . . . . . . . .  $28              $  9 9/16
      Fourth Quarter   . . . . . . . . . . . . . . .  $15 3/4          $ 10

    FISCAL 1995
    -----------
      First Quarter    . . . . . . . . . . . . . . .  $12 1/2          $ 10 3/4
      Second Quarter   . . . . . . . . . . . . . . .  $11 3/4          $  8 5/8
      Third Quarter  . . . . . . . . . . . . . . . .  $14 7/8          $  9 13/16
      Fourth Quarter   . . . . . . . . . . . . . . .  $13 1/8          $  8 1/8


As of December 31, 1995, there were approximately 447 stockholders of record of the common stock. The Company believes that as of such date there were approximately 6,900 beneficial holders of the common stock.

The Company has never declared or paid a cash dividend on its common stock and does not presently intend to do so. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.


-------------
    (1) On December 8, 1993, the Company's Board of Directors declared a
3- for-2 stock split effected in the form of a Common Stock dividend that was paid on January 13, 1994. All prices in this table give effect to the stock split.

ITEM 6.  SELECTED  FINANCIAL  DATA

The following selected financial data for the five fiscal year periods ended October 29, 1995 are derived from the Company's Consolidated Financial Statements. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INCOME STATEMENT DATA:  (1)

                                                     Fiscal years ended
                                    ---------------------------------------------------------
                                    Oct. 29,    Oct. 30,  Sept. 30,   Sept. 30,    Sept. 30,
                                    1995 (2)     1994       1993        1992         1991
                                    ---------------------------------------------------------
                                                  (in thousands, except per share data)
Revenue                             $2,941,100  $2,220,816  $1,509,823  $1,016,948   $787,115
Gross profit                           152,091     115,747      77,346      56,486     50,918
Income before income taxes               1,110      26,970      17,493       7,814      5,775
Net income                                 241      16,342      10,500       4,681      3,242
Net income per common share             $ 0.02      $ 1.22      $ 1.15      $ 0.59     $ 0.50
Weighted average common and common
  equivalent shares                     14,338      13,385       9,125       7,921      6,476


BALANCE SHEET DATA:

                                      Oct. 29,  Oct. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                       1995       1994       1993       1992      1991
                                      ------------------------------------------------------
                                                         (in thousands)
Working capital                       $107,703    $120,556    $ 84,315    $ 44,573  $ 23,926
Total assets                           572,563     510,199     323,409     226,892   161,743
Long-term obligations                    4,079       2,054       1,215       9,324    10,963
Stockholders' equity                   168,453     166,159     108,152      56,866    33,497


-----------
(1) Effective for the Company's 1994 fiscal year, the Company changed its fiscal year end from September 30 to the Sunday nearest October 31 in each calendar year. See Note 3 to the Company's Consolidated Financial Statements in Part II, Item 8.

(2) The fiscal year ended October 29, 1995 included $9,029,000 of restructuring and other one-time charges. See "Managements's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                                    Fiscal years ended
                                                       ----------------------------------------
                                                        Oct. 29,        Oct. 30,      Sept. 30,
                                                          1995             1994         1993
                                                       ----------      ----------    ----------
     Revenue                                           $2,941,100      $2,220,816    $1,509,823

     Cost of sales                                           94.8%           94.8%         94.9%
                                                       ----------      ----------    ----------
     Gross profit                                             5.2             5.2           5.1
     Operating other expenses
         Operating expenses                                   4.3             3.7           3.9
         Restructuring and other one-time charges             0.3              --            --
                                                       ----------      ----------    ----------
             Total                                            4.6             3.7           3.9
                                                       ----------      ----------    ----------
     Operating income                                         0.6             1.5           1.2
     Other expenses - net                                     0.5             0.3           0.1
                                                       ----------      ----------    ----------
     Income before income taxes                               0.0             1.2           1.2
     Provision for income taxes                               0.0             0.5           0.5
                                                       ==========      ==========    ==========
     Net income                                               0.0%            0.7%          0.7%
                                                       ==========      ==========    ==========


FISCAL YEAR ENDED OCTOBER 29, 1995 VERSUS FISCAL YEAR ENDED OCTOBER 30, 1994

Total Revenue. Total revenue increased $720 million, or 32%, to $2.9 billion for the fiscal year ended October 29, 1995 as compared to the fiscal year ended October 30, 1994. This revenue increase included a $320 million, or 41%, increase in sales to large accounts and a $341 million, or 26%, increase in sales to resellers.

These revenue increases were primarily due to sales to resellers added since October 30, 1994, the Company's focus on large account sales, increased demand for the Company's major vendors' products, the Company's addition of new product lines and same location sales growth (including sales to large accounts).

The Company experienced quarterly revenue growth rates in excess of 40% (when compared to the same quarters of the prior years) during the fiscal years ended September 30, 1993 and October 30, 1994 as well as for the first two quarters of fiscal 1995. Quarter over quarter revenue growth decreased to 30% and 20% for the last two quarters of fiscal 1995. In fiscal 1996, the Company will emphasize increased profitability rather than revenue growth. See "Business Strategy" in
Part I, Item 1 for a discussion of the Company's strategic focus.

Gross Profit Percentage. The Company's gross profit percentage was 5.2% for the fiscal year ended October 29, 1995 and for the fiscal year ended October 30, 1994.

Future gross profit percentages may be affected by market pressures, the introduction of new Company programs, changes in revenue mix, the Company's utilization of early payment discount opportunities, vendor pricing actions and other competitive and economic factors. See "Potential Fluctuations in Operating Results" below for information regarding industry trends that may affect future gross profit percentages.

Operating Expense Percentage. As a percentage of revenue, operating expenses increased to 4.3% for the fiscal year ended October 29, 1995, from 3.7% for the fiscal year ended October 30, 1994. Operating expenses increased from $83.2 million for fiscal 1994 to $126.4 million for fiscal 1995. The increase was primarily due to increased costs as a result of higher volumes, capacity expansion in both personnel and facilities added in anticipation of revenue growth and increased depreciation as a result of expenditures for automation initiatives and facility expansion.

Restructuring and Other One-time Charges. During the fourth quarter of fiscal 1995, the Company approved and implemented actions targeted at reducing the Company's future cost structure and improving its profitability. These actions included, among other things, (i) the sale of the Company's memory distribution business, (ii) outsourcing a certain business function and (iii) a reduction in the number of the Company's employees. The Company's consolidated statement of income for fiscal 1995 includes $9.0 million of pretax charges ($5.4 million net of tax benefits, or $0.38 per share) for restructuring and other one-time charges.

If the restructuring and other one-time charges are calculated as though all of the actions targeted at reducing expenses and improving profitability had been implemented on the first day of the fourth fiscal quarter, the total of these charges would have been $10.8 million before tax, or $0.45 per share. The Company reported a loss of $0.40 per share for its fourth fiscal quarter of 1995, including restructuring and other one-time charges. Excluding the $10.8 million in charges, the Company's fourth quarter net income would have been $744,000, or $0.05 per share, up slightly from the $662,000, or $0.05 per share reported for the third quarter of fiscal 1995, and net income for the year would have been $6.7 million, or $0.47 per share.

Other Expenses - Net. Other expenses - net increased to $15.6 million for the fiscal year ended October 29, 1995 from $5.6 million for the fiscal year ended October 30, 1994. The increase is primarily attributable to an increase in net financing costs during the year. These financing costs included expenses from the sale of receivables under an agreement with a commercial lender, costs from flooring subsidies provided to lenders who floor product purchases from the Company's customers and increased interest expense due to higher average borrowings during the fiscal year.

Effective tax rate. The Company's effective tax rate increased from 39.4% for the fiscal year ended October 30, 1994 to 78.3% for the fiscal year ended October 29, 1995. This increase is a result of the impact of certain state taxes not based on income and non-deductible expenses, such as meals and entertainment and goodwill amortization, on a lower pretax income amount.

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

FISCAL YEAR ENDED OCTOBER 30, 1994 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1993

Total Revenue. Total revenue increased $711 million, or 47%, to $2.2 billion for the fiscal year ended October 30, 1994 as compared to the fiscal year ended September 30, 1993. This revenue increase included a $264 million, or 46%, increase in sales to large accounts and a $447 million, or 48%, increase in sales to resellers.

These revenue increases were primarily due to sales to resellers added since September 30, 1993, same location sales growth (including sales to large accounts), the Company's focus on large account sales, increased demand for the Company's major vendors' products and the Company's addition of new product lines.

Gross Profit Percentage. The Company's gross profit percentage increased to 5.2% for the fiscal year ended October 30, 1994 from 5.1% for the fiscal year ended September 30, 1993.

During the fiscal year, the Company's gross profit percentage decreased from 5.5% for the quarter ended May 1, 1994 to 4.9% for the quarter ended July 31, 1994. The gross profit percentage increased slightly to 5.1% for the quarter ended October 30, 1994. The gross profit percentage decrease between the quarters ended May 1, 1994 and July 31, 1994 was primarily attributable to general market pricing pressure and costs associated with actions taken to reduce inventory levels.

Operating Expense Percentage. As a percentage of revenue, operating expenses decreased from 3.9% for the fiscal year ended September 30, 1993 to 3.7% for the fiscal year ended October 30, 1994.

Other Expenses - Net. Other expenses - net increased to $5.6 million for the fiscal year ended October 30, 1994 from $1.2 million for the fiscal year ended September 30, 1993. The increase is primarily attributable to an increase in net financing costs incurred during the year.

These financing costs included expenses from the sale of receivables under an agreement with a commercial lender, costs from flooring subsidies provided to lenders who floor product purchases from the Company's customers and increased interest expense due to higher average borrowings during the fiscal year.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results may vary significantly from quarter to quarter depending on certain factors, including, but not limited to, demand for the Company's information technology products and services, product availability, competitive conditions, and general economic conditions. See "Products and Vendors" and "Competition" in Part I, Item 1 for additional information regarding certain of these factors. Although the Company attempts to control its expense levels, these levels are based, in part, on anticipated revenues. Therefore, the Company may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, quarterly period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth and cash needs to date primarily through working capital financing facilities, bank credit lines, common stock offerings and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales. If the Company is successful in achieving continued revenue growth (see "Business Strategy - Large Account Sales" in Part I, Item 1), its working capital requirements will continue to increase.

During the fiscal year ended October 29, 1995, the Company used $6 million of cash for a business purchase. In order to establish or solidify its presence in strategic markets or to respond to competitive pressures, the Company may make acquisitions of, or investments in, reseller locations. These acquisitions or investments may be made utilizing cash, stock or a combination of cash and stock. See "Competition" in Part I, Item 1 for information regarding competitive pressures.

For the fiscal year ended October 29, 1995, $32 million of cash was provided by operating activities. Net cash provided by operating activities included a decrease in inventory of $9 million, an increase in accounts payable of $51 million, non-cash depreciation, amortization and bad debt charges of $21 million and non-cash restructuring and other one-time charges of $7 million offset by an increase in accounts receivable of $53 million and increases in other assets of $7 million. The number of days sales in ending accounts receivable increased from 20 days at October 30, 1994 to 22 days at October 29, 1995. The Company's annualized inventory turnover rate increased from 8 times at October 30, 1994 to 10 times at October 29, 1995. The number of days cost of sales in ending accounts payable remained constant at 47 days at October 30, 1994 and October 29, 1995. For fiscal year 1995, net cash of $29 million used in investing activities consisted primarily of $23 million for the purchase of property and equipment and $6 million for a business purchase.

In August 1995, the Company amended its primary financing agreement (the "Agreement") to increase its financing facility from $250 million to $400 million. The Agreement includes two major components: an accounts receivable facility (the "A/R Facility") and an inventory facility (the "Inventory Facility"). The Agreement expires in August 1997.

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $250 million sold at any given time. At October 29, 1995, the net amount of sold accounts receivable was $125 million.

The Inventory Facility provides for borrowings up to $150 million. Within the Inventory Facility, the Company has a line of credit for the purchase of inventory from selected product suppliers ("Inventory Line of Credit") of $50 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $100 million. Payments for products purchased under the Inventory Line of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Line of Credit if payments are made when due. At October 29, 1995, the Company had $3 million outstanding under the Inventory Line of Credit and had no amounts outstanding under the Supplemental Line of Credit.

Of the $400 million of financing capacity represented by the Agreement, $272 million was unused as of October 29, 1995. Utilization of the unused $272 million is dependent upon the Company's collateral availability at the time the funds would be needed.

Borrowings under the Agreement are secured by substantially all of the Company's assets, and the Agreement contains certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At October 29, 1995, the Company was in compliance with these covenants.

The Company also maintains trade credit arrangements with its vendors and other creditors to finance product purchases. Several major vendors maintain security interests in their products sold to the Company.

The unavailability of a significant portion of, or the loss of, the Agreement or trade credit from vendors would have a material adverse effect on the Company.

INFLATION

The Company believes that inflation has generally not had a material impact on its operations or liquidity to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company listed in the index appearing under Item 14(a)(1) hereof are filed as part of this Annual Report on Form 10-K and are hereby incorporated by reference in this Item 8. See also "Index to Financial Statements" on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's directors is incorporated herein by reference to the information furnished under the captions "Election Of Directors" and "Section 16 Requirements" in the Company's Proxy Statement relating to its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement").

Information regarding executive officers of the Company is included in Part I,
Item 1 hereof, furnished under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information furnished under the captions "Executive Compensation" (other than the information furnished under the heading "Report of the Compensation Committee on Executive Compensation") and "Other Information Regarding the Board of Directors" in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information furnished under the captions "Security Ownership of Management" and "Principal Stockholders" in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the information furnished under the caption "Certain Relationships and Related Transactions" in the 1996 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

     (1) Consolidated Financial Statements:                                                      Page No.

                  Report of Independent Accountants                                              F-2

                  Consolidated Balance Sheets at
                  October 29, 1995 and October 30, 1994                                          F-3

                  Consolidated Statements of Income for
                  the fiscal years ended October 29, 1995,
                  October 30, 1994, and September 30, 1993                                       F-4

                  Consolidated Statements of Cash Flows for
                  the fiscal years ended October 29, 1995,
                  October 30, 1994, and September 30, 1993                                       F-5

                  Consolidated Statements of Stockholders' Equity
                  for the fiscal years ended October 29, 1995,
                  October 30, 1994, and September 30, 1993                                       F-6

                  Notes to Consolidated Financial Statements                                     F-7

     (2) Consolidated Financial Statement Schedules:

                  Schedule VIII - Valuation and Qualifying
                  Accounts and Reserves                                                          S-1

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3) The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in
         the Exhibit Index which appears on page E-1 hereof,
         which Exhibit Index is incorporated herein by reference.                                E-1

(b)  Reports filed on Form 8-K during the quarter ended October 29, 1995:

     None.

(c)  See Item 14(a)(3) above.

(d) See "Index to Consolidated Financial Statements" included under Item 8 to this Annual Report on Form 10-K.

                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICROAGE, INC.
                                          (Registrant)

                                          By:/s/  Jeffrey D. McKeever
                                             ---------------------------------
                                                  Jeffrey D. McKeever
                                                  Chairman of the Board and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                     TITLE                                          DATE
         ---------                                     -----                                          ----
/s/ Jeffrey D. McKeever                      Director, Chairman of the Board                     January 24, 1996
------------------------------------         and Chief Executive Officer
Jeffrey D. McKeever                          (Principal Executive Officer)

/s/ Alan P. Hald                             Director, Vice-Chairman of the                      January 24, 1996
------------------------------------         Board and Secretary
Alan P. Hald

/s/ William H. Mallender                     Director                                            January 24, 1996
------------------------------------
William H. Mallender

/s/ Steven G. Mihaylo                        Director                                            January 24, 1996
------------------------------------
Steven G. Mihaylo

/s/ Fred Israel                              Director                                            January 24, 1996
------------------------------------
Fred Israel

/s/ James R. Daniel                          Senior Vice President, Chief                        January 24, 1996
------------------------------------         Financial Officer and Treasurer
James R. Daniel                              (Principal Financial Officer)

/s/ Raymond L. Storck                        Vice President - Controller and                     January 24, 1996
------------------------------------         Assistant Treasurer (Principal
Raymond L. Storck                            Accounting Officer)

                                             Director                                            January 24, 1996
------------------------------------
Lynda M. Applegate

                                             Director                                            January 24, 1996
------------------------------------
Roy A. Herberger, Jr.

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a) (1) AND (2), (c) AND (d)

                       ----------------------------------


                          INDEX TO FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS

                       ----------------------------------


                           YEAR ENDED OCTOBER 29, 1995

                         MICROAGE, INC. AND SUBSIDIARIES

                                 TEMPE, ARIZONA

                                 MICROAGE, INC.

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants                                            F-2

Consolidated Balance Sheets
         at October 29, 1995 and
         October 30, 1994                                                    F-3

Consolidated Statements of Income
         for each of the fiscal years ended
         October 29, 1995, October 30, 1994
         and September 30, 1993                                              F-4

Consolidated Statements of Cash Flows
         for each of the fiscal years ended
         October 29, 1995, October 30, 1994
         and September 30, 1993                                              F-5

Consolidated Statements of Stockholders' Equity
         for each of the fiscal years ended
         October 29, 1995, October 30, 1994
         and September 30, 1993                                              F-6

Notes to Consolidated Financial Statements                                   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of MicroAge, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 17 present fairly, in all material respects, the financial position of MicroAge, Inc. and its subsidiaries at October 29, 1995 and October 30, 1994, and the results of their operations and their cash flows for the fiscal years ended October 29, 1995, October 30, 1994 and September 30, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Phoenix, Arizona
December 5, 1995

                                 MICROAGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                     ASSETS

                                                     October 29,     October 30,
                                                        1995             1994
                                                      --------         --------
Current assets:
  Cash and cash equivalents                           $ 13,700         $ 11,074
  Accounts and notes receivable, net                   183,286          136,736
  Inventory, net                                       297,742          306,584
  Other                                                 13,006            8,148
                                                      --------         --------
    Total current assets                               507,734          462,542

Property and equipment, net                             45,689           31,607
Intangible assets, net                                  11,201            9,377
Other                                                    7,939            6,673
                                                      --------         --------
    Total assets                                      $572,563         $510,199
                                                      ========         ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $379,897         $325,673
  Accrued liabilities                                   13,968           12,206
  Current portion of long-term obligations               2,908            1,245
  Other                                                  3,258            2,862
                                                      --------         --------
    Total current liabilities                          400,031          341,986

Long-term obligations                                    4,079            2,054

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    Shares authorized:  5,000,000
    Issued and outstanding:  none                           --               --
  Common stock, par value $.01 per share;
    Shares authorized:   40,000,000
    Issued: October 29, 1995 -- 14,459,847
            October 30, 1994 -- 14,267,700                 145              143
  Additional paid-in capital                           122,399          121,249
  Retained earnings                                     49,539           49,298
  Loan to ESOT                                            (768)          (1,408)
  Note receivable - stock purchase agreement            (2,000)          (2,000)
  Treasury stock, at cost;
    Shares: October 29, 1995 -- 115,443
            October 30, 1994 -- 150,434                   (862)          (1,123)
                                                      --------         --------
    Total stockholders' equity                         168,453          166,159
                                                      --------         --------

    Total liabilities and stockholders' equity        $572,563         $510,199
                                                      ========         ========


   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                                 Fiscal years ended
                                                   ----------------------------------------------
                                                   October 29,       October 30,     September 30,
                                                      1995              1994              1993
                                                   ----------        ----------        ----------
Revenue                                            $2,941,100        $2,220,816        $1,509,823

Cost of sales                                       2,789,009         2,105,069         1,432,477
                                                   ----------        ----------        ----------

Gross profit                                          152,091           115,747            77,346

Operating and other expenses
   Operating expenses                                 126,400            83,226            58,645
   Restructuring and other one-time charges             9,029                --                --
                                                   ----------        ----------        ----------
   Total                                              135,429            83,226            58,645
                                                   ----------        ----------        ----------

Operating income                                       16,662            32,521            18,701

Other expenses - net                                   15,552             5,551             1,208
                                                   ----------        ----------        ----------

Income before income taxes                              1,110            26,970            17,493

Provision for income taxes                                869            10,628             6,993
                                                   ----------        ----------        ----------

Net income                                         $      241        $   16,342        $   10,500
                                                   ==========        ==========        ==========

Net income per common share                        $     0.02        $     1.22        $     1.15
                                                   ==========        ==========        ==========

Weighted average common and
 common equivalent
 shares outstanding                                    14,338            13,385             9,125




   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                              Fiscal years ended
                                                                -----------------------------------------------
                                                                October 29,      October 30,      September 30,
                                                                   1995             1994              1993
                                                                -----------      -----------      -------------
Cash flows from operating activities:
 Net income                                                     $    241         $  16,342         $ 10,500
 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                                  15,439             9,280            6,377
   Provision for losses on accounts and notes receivable           5,844             3,193            1,594
   Non-cash restructuring and other one-time charges               7,410                --               --
   Other                                                              --                --              127
   Changes in assets and liabilities
    net of business acquisitions:
     Accounts and notes receivable                               (52,790)          (28,404)         (41,437)
     Inventory                                                     9,280          (117,859)         (55,973)
     Other current assets                                         (4,802)           (7,146)            (216)
     Other assets                                                 (1,830)            2,007           (1,046)
     Accounts payable                                             50,950            99,460           50,704
     Accrued liabilities                                           1,833             5,516            2,966
     Other liabilities                                               396             1,223              615
                                                                --------         ---------         --------
  Net cash provided by (used in) operating activities             31,971           (16,388)         (25,789)

Cash flows from investing activities:
 Purchases of property and equipment                             (22,885)          (17,569)          (7,887)
 Purchases of businesses and investments in
     unconsolidated companies                                     (6,099)           (8,955)              --
                                                                --------         ---------         --------
  Net cash used in investing activities                          (28,984)          (26,524)          (7,887)

Cash flows from financing activities:
 Amounts received from ESOT                                          640               595              555
 Proceeds from issuance of stock, net of issuance costs            1,037            40,305           40,104
 Principal payments on debt                                       (2,038)           (1,418)          (9,933)
                                                                --------         ---------         --------
  Net cash provided by (used in) financing activities               (361)           39,482           30,726
                                                                --------         ---------         --------
Net increase (decrease) in cash and cash equivalents               2,626            (3,430)          (2,950)

Cash and cash equivalents at beginning of period                  11,074            14,504           23,194
                                                                --------         ---------         --------
Cash and cash equivalents at end of period                      $ 13,700         $  11,074         $ 20,244
                                                                ========         =========         ========


 Supplemental disclosure to cash flows - See Note 14


   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)


                                              For the fiscal years ended October 29, 1995, October 30, 1994, and September 30, 1993
                                             ---------------------------------------------------------------------------------------
                                                                Additional                      Note- stock                Total
                                             Preferred  Common   paid-in    Retained   Loan to   purchase    Treasury  stockholders'
                                               stock     stock   capital    earnings    ESOT     agreement    stock      equity
                                             ---------  ------  ----------  --------  --------  -----------  --------  -------------
BALANCE at September 30, 1992                    $--     $ 59   $ 38,495    $22,414   $(2,609)  $    --      $(1,493)    $ 56,866
  Issuance of 3,018,000 shares of common
    stock, net of issuance costs                  --       20     39,376         --        --        --           --       39,396
  Options for 139,280
    common shares exercised                       --        1        707         --        --        --           --          708
  Contribution of 19,962 treasury shares to
    employee benefit plan                         --       --        (22)        --        --        --          149          127
  Loan payments from ESOT                         --       --         --         --       555        --           --          555
  Net income                                      --       --         --     10,500        --        --           --       10,500
                                                 ---     ----   --------    -------   -------   -------      -------     --------
BALANCE at September 30, 1993                    $--     $ 80   $ 78,556    $32,914   $(2,054)  $    --      $(1,344)    $108,152
                                                 ===     ====   ========    =======   =======   =======      =======     ========

BALANCE at October 31, 1993                      $--     $ 80   $ 78,558    $32,995   $(2,005)  $    --      $(1,344)    $108,284
  Issuance of 2,000,000 shares of common
    stock, net of issuance costs                  --       20     39,482         --        --        --           --       39,502
  Three for two stock split                       --       39         --        (39)       --        --           --           --
  Options for 153,365
    common shares exercised                       --        3        800         --        --        --           --          803
  Issuance of 72,728 shares of common stock
    for convertible subordinated debentures       --        1      1,999         --        --    (2,000)          --           --
  Contribution of 26,266 treasury shares to
    employee benefit plan                         --       --        200         --        --        --          221          421
  Tax benefit from employees'
    stock option plans                            --       --        210         --        --        --           --          210
  Loan payments from ESOT                         --       --         --         --       597        --           --          597
  Net income                                      --       --         --     16,342        --        --           --       16,342
                                                 ---     ----   --------    -------   -------   -------      -------     --------
BALANCE at October 30, 1994                       --      143    121,249     49,298    (1,408)   (2,000)      (1,123)     166,159
  Options for 192,147
    common shares exercised                       --        2      1,035         --        --        --           --        1,037
  Contribution of 34,991 treasury shares to
    employee benefit plan                         --       --        115         --        --        --          261          376
  Loan payments from ESOT                         --       --         --         --       640        --           --          640
  Net income                                      --       --         --        241        --        --           --          241
                                                 ---     ----   --------    -------   -------   -------      -------     --------

BALANCE at October 29, 1995                      $--     $145   $122,399    $49,539   $  (768)  $(2,000)       $(862)    $168,453
                                                 ===     ====   ========    =======   =======   =======      =======     ========


   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

MicroAge, Inc. ("MicroAge") distributes and integrates information technology products and services through, and in partnership with, a network of resellers, including twelve Company-owned resellers (the "MicroAge Network" or the "Network"). The products and services the Company markets and sells include microcomputer systems; workstations; networking and telecommunications equipment; system solutions, including integration and installation services and various technical services and support; software and related products and services. Unless the context otherwise requires, references to the "Company" include MicroAge, Inc. and its consolidated subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements of the Company include the accounts of companies more than 50% owned. Investments in affiliates owned 50% or less are accounted for by the equity method. All material intercompany accounts and transactions have been eliminated.

Disclosures about fair value of financial instruments

Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value.

Cash equivalents

All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at October 29, 1995 or October 30, 1994.

Cash overdrafts

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Such amounts, aggregating $38.5 million and $21.5 million at October 29, 1995 and October 30, 1994, respectively, are included as a component of accounts payable in the accompanying balance sheets.

Accounts and notes receivable

Accounts and notes receivable are comprised of amounts due from financing companies, end-users, and resellers and are net of an allowance for doubtful accounts of $12,255,000 and $6,833,000 at October 29, 1995 and October 30, 1994,
respectively.

Inventory

Inventory consisting of resale merchandise is stated at lower of cost (first-in, first-out method) or market. International Business Machines Corporation ("IBM") products totaling $54,083,000 and $48,375,000 included in inventory at October 29, 1995 and October 30, 1994, respectively, are subject to a reservation of the title in IBM for the purpose of assuring that such products are sold and delivered only to IBM-authorized personal computer dealers; such reservation does not prohibit the Company from granting security interests to other parties.

During the fiscal year ended October 29, 1995, sales of COMPAQ Computer Corporation, Hewlett-Packard Company and IBM products accounted for approximately 21%, 20% and 15%, respectively, of the Company's revenue from sales of merchandise. The sales of no other individual vendor's products accounted for more than 10% of such revenue during the fiscal year ended October 29, 1995.

Property and equipment

Property and equipment are recorded at cost and are depreciated on the straight-line method over their estimated useful lives. Equipment under capital lease is recorded at the lower of fair market value or the present value of future lease payments and is amortized on the straight-line method over the estimated useful life or the term of the lease, whichever is less.

The following reflects the estimated lives by category of property and equipment:

         Furniture, fixtures, equipment and software    3 to 7 years
         Equipment under capital lease                  4 to 5 years
         Leasehold improvements                         3 to 5 years

Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred.

Intangible assets

Intangible assets are amortized over their economic lives ranging from three to fifteen years using the straight-line method. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent reduction in value were to occur. The excess of cost over the fair value of net identifiable assets acquired is classified as goodwill and is included in intangible assets. Intangible assets are net of $4,573,000 and $4,830,000 of accumulated amortization at October 29, 1995 and October 30, 1994, respectively.

Revenue recognition

Revenue from product sales is recognized at the time of shipment. Revenue associated with service contracts is initially recorded as deferred income (included in other liabilities) and amortized on the straight-line method over the service period of the contract.

Marketing development funds

In general, vendors provide the Company with various incentive programs. The funds received under these programs are determined based on the Company's purchases and/or sales of the vendor's product. The funds are earned by the performance of specific marketing programs or upon completion of predetermined objectives dictated by the vendor. Once earned, the funds are applied against product cost or operating expenses.

Income taxes

In addition to charging income for taxes paid or payable, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the accompanying financial statements.

Income per common share

Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants using the treasury stock method. The weighted average common and common equivalent shares consist of the following:

                                                          Fiscal years ended
                                    ---------------------------------------------------------
                                      October 29,           October 30,         September 30,
                                          1995                  1994                1993
                                    -----------------     -----------------     -------------
Weighted average common shares         14,133,260            12,754,988             8,840,288
Stock options and warrants                204,804               629,532               284,913
                                       -----------           -----------            ---------
Weighted average common and
     common equivalent shares
     outstanding                       14,338,064            13,384,520             9,125,201
                                       ===========           ===========            ==========

Fully diluted earnings per share includes the exercise of all outstanding dilutive options and warrants and results in a dilution of less than 3%. The number of common and common equivalent shares used to compute fully diluted earnings per share was 14,342,326 in fiscal 1995, 13,385,091 in fiscal 1994 and 9,345,456 in fiscal 1993.

Franchising Activities

MicroAge distributes its products and services through a network of franchised and affiliated resellers and Company-owned locations. In fiscal 1995, 325 franchised resellers were added and 289 were eliminated due to transferring to an affiliate agreement, closing or terminating their agreement, resulting in 789 franchised reseller locations at October 29, 1995. In fiscal 1995, one business was purchased, resulting in an increase of three Company-owned locations. There were twelve Company-owned locations at October 29, 1995. In fiscal 1995, total revenue and total cost of sales from Company-owned locations were $305,265,000 and $273,936,000, respectively.

Postemployment Benefits

During 1994, the Company adopted Financial Accounting Standards Board Statement No. 112 ("SFAS 112"), "Employers Accounting for Postretirement Benefits." SFAS 112 established standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to current and former employees pursuant to the terms of an employer's agreement to provide those benefits. The adoption of this statement did not have a material impact on the Company's operating results.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

NOTE 3 - CHANGE IN FISCAL YEAR

Effective for the 1994 fiscal year, the Company changed its fiscal year end from September 30 to the Sunday nearest October 31 in each calendar year. The consolidated statements of income are presented for the 52 weeks ended October 29, 1995 and October 30, 1994, exclusive of October 1993 results, and the fiscal period ended September 30, 1993. The Company's financial performance has not exhibited significant seasonality in the past; therefore, the results of operations presented for the fiscal 1995 and 1994 periods are comparable to the results for the fiscal 1993 period.

The Company's results of operations for the month of October 1993 reflected revenue of $135.1 million, gross profit of $6.1 million, income tax expense of $73,000, net income of $81,000 and net income per common share of $0.01. During the month of October 1993, net cash of $5.0 million, $696,000 and $85,000 was used in operating, investing and financing activities, respectively. Cash decreased from $20.2 million to $14.5 million during October 1993.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:   October 29,       October 30,
                                                      1995              1994
                                                  ------------      ------------
                                                          (in thousands)

Equipment, furniture, fixtures and software          $62,376           $44,217
Equipment under capital lease                         11,876             7,150
Leasehold improvements                                12,581             7,860
Land                                                     164               154
                                                     -------           -------
                                                      86,997            59,381
Less:  accumulated depreciation and
amortization                                          41,308            27,774
                                                     -------           -------
                                                     $45,689           $31,607
                                                     =======           =======

NOTE 5 - LEASES

The following is a schedule by year of future minimum lease obligations under noncancelable leases together with the present value of the net minimum capital lease obligations as of October 29, 1995:

                                                 Operating            Capital
                                                   leases              leases
                                               --------------      --------------
Fiscal year ending in:                                  (in thousands)
1996                                                  $5,231            $2,336
1997                                                   5,257             2,049
1998                                                   4,894             1,548
1999                                                   4,639               886
2000                                                   3,605                59
Thereafter                                            10,363                --
                                                     --------           ------
Total minimum lease obligations                      $33,989             6,878
                                                     ========
Less: amount representing interest                                         891
                                                                        ------
Present value of minimum lease obligations                              $5,987
                                                                        ======

None of the leases contain significant restrictive provisions; however, some of the leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs.
Total rent expense was (in thousands):

Fiscal year ended:
September 30, 1993                                                        $3,783
October 30, 1994                                                           6,017
October 29, 1995                                                           7,830

NOTE 6 - FINANCING ARRANGEMENTS

In August 1995, the Company amended its financing agreement (the "Agreement") to increase its financing facility from $250 million to $400 million. The Agreement includes two major components: an accounts receivable facility (the "A/R Facility") and an inventory facility (the "Inventory Facility"). The Agreement expires in August 1997.

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $250 million sold at any given time. At October 29, 1995, the net amount of sold accounts receivable was $125 million.

The Inventory Facility provides for borrowings up to $150 million. Within the Inventory Facility, the Company has a line of credit for the purchase of inventory from selected product suppliers ("Inventory Line of Credit") of $50 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $100 million. Payments for products purchased under the Inventory Line of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Line of Credit if payments are made when due. At October 29, 1995, the Company had $3 million outstanding under the Inventory Line of Credit (included in the accounts payable in the accompanying Balance Sheet), and no amounts outstanding under the Supplemental Line of Credit.

Borrowings under the Agreement are secured by substantially all of the Company's assets, and the Agreement contains certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At October 29, 1995, the Company was in compliance with these covenants.

The Company also maintains trade credit arrangements with its vendors and other creditors to finance product purchases. Several major vendors maintain security interests in their products sold to the Company.

NOTE 7 - LONG-TERM OBLIGATIONS


Long-term obligations consist of the following:

                                                                    October 29,          October 30,
                                                                        1995                 1994
                                                                    -----------          -----------
                                                                              (in thousands)

Capital lease obligations                                               $5,987               $3,299
Note payable resulting from business purchase                            1,000                  --
                                                                        ------               ------
                                                                         6,987                3,299
Less: current portion                                                    2,908                1,245
                                                                        ------               ------
                                                                        $4,079               $2,054
                                                                        ======               ======

Following are the annual maturities of long-term obligations (in thousands):


Fiscal year ending in:

1996                                                                    $2,908
1997                                                                     1,772
1998                                                                     1,407
1999                                                                       842
2000                                                                        58
                                                                        ------
                                                                        $6,987
                                                                        ======

NOTE 8 - STOCKHOLDERS' EQUITY

Stock Split

On December 8, 1993, the Company's Board of Directors declared a 3-for-2 stock split effected in the form of a common stock dividend. The dividend was paid on January 13, 1994, to stockholders of record on December 20, 1993, in the amount of 0.5 shares of common stock for each share of common stock held by such stockholders. All data in the accompanying financial statements and related notes have been restated to give effect to the stock split effected in the form of a common stock dividend.

Public offering

On June 16, 1994, the Company completed a public offering of 2,000,000 shares of common stock. The proceeds from the sale, net of issuance costs, were approximately $39,502,000.

Increase in Authorized Common Shares

In March 1994, the Company's stockholders approved an increase in the number of authorized common shares, par value $.01 per share, from 20,000,000 shares to 40,000,000 shares.

Warrants

During fiscal 1985, the Company granted stock purchase warrants for 95,958 shares of common stock at $4.35 per share. During fiscal 1995, 47,979 warrants were exercised, and at October 29, 1995, there were no unexercised warrants. No additional shares may be granted under these warrant agreements.

Employee stock option and award plans

During fiscal 1994, the Board of Directors and stockholders of the Company approved the adoption of the MicroAge Inc. Long-Term Incentive Plan (the "Incentive Plan") for officers and other key employees of the Company. The Incentive Plan authorizes grants of Incentive Stock Options, Non-Qualified Stock Options (NQSOs), Stock Appreciation Rights, Performance Shares, Restricted Stock, Dividend Equivalents and other Common Stock based awards. The total number of shares of common stock available for awards under the Incentive Plan is 1,800,000.

The Company has issued NQSOs under the Incentive Plan at prices representing the fair market value of the Company's common stock on the date of the grant. The NQSOs are granted for terms of five years and become exercisable on a pro-rata basis on each anniversary of the grant over a five-year period as long as the holder remains an employee of the Company. NQSOs under the Incentive Plan were granted in fiscal 1994 to selected employees in exchange for the employee's irrevocable waiver of a specific amount of base salary or bonus otherwise payable by the Company during a specific period. The options will vest in one-third increments beginning on the January 1 which is three years following the January 1 of the calendar year in which the participant elects to waive compensation. Subsequent to the 1995 fiscal year end, the NQSOs granted during 1994 under the Incentive Plan were amended whereby the exercise price was reduced to reflect the fair market value of the Company's common stock at the date of the amendment. No other awards have been made under the Incentive Plan.

In addition to the Incentive Plan, stock options are available under four plans for grant to certain officers and employees of the Company at prices representing the fair market value of the Company's common stock on the date of the grant. Options under these plans are granted for terms of five years and become exercisable on a pro-rata basis on each anniversary date of the grant over a five-year period as long as the holder remains an employee of the Company.

Changes during fiscal 1993, 1994 and 1995 in options outstanding under the employee stock option plans (including the Incentive Plan) were as follows:


                                                                            Price Range
                                              Number                 -------------------------
                                            of Options               From                  To
                                            ----------               ----                 ----
Outstanding at September 30, 1992               526,545              $ 4.00               $ 7.92
   Granted                                      623,625              $ 6.00               $14.59
   Exercised                                   (102,765)             $ 4.00               $ 6.37
   Canceled or expired                          (97,950)             $ 4.00               $ 7.50
                                              ---------
Outstanding at September 30, 1993               949,455              $ 4.00               $14.59
                                              =========

Outstanding at October 31, 1993                 949,455              $ 4.00               $14.59
   Granted                                      919,547              $21.00               $31.75
   Exercised                                    (74,185)             $ 4.00               $ 7.92
   Canceled or expired                          (18,595)             $ 4.42               $31.75
                                              ---------
Outstanding at October 30, 1994               1,776,222              $ 4.42               $31.75


   Granted                                      162,750              $ 9.25               $11.13
   Exercised                                   (120,900)             $ 4.42               $10.42
   Canceled or expired                          (46,174)             $ 5.33               $24.83
                                              ---------
Outstanding at October 29, 1995               1,771,898              $ 4.42               $31.75
                                              =========

Exercisable at October 29, 1995                 333,575              $ 4.42               $31.75
                                              =========

Franchisee stock option plans

Stock options were granted in 1989 and 1990 under two plans to certain franchisees of the Company at prices representing the fair market value of the Company's common stock on the date of grant. As of October 29, 1995, all options granted in 1989 had been exercised or forfeited. Outstanding options granted in 1990 were granted at $6.38 per share.

Options under these plans were granted for terms of six years and become exercisable on a pro-rata basis on each anniversary date of the grant over a five-year period as long as the holder remains a franchisee in good standing of the Company. At October 29, 1995, 9,602 options were outstanding under the remaining stock option plan and all options were exercisable.

Director stock plans

During fiscal 1989, the Board of Directors and stockholders approved a stock option plan for those Directors who are not officers or employees of the Company or its subsidiaries (the "Directors' Plan"). Under the Directors' Plan, on or before December 7, 1998, options to purchase 1,000 shares of common stock will be automatically granted, immediately following each annual meeting of stockholders, to eligible Directors. The option price will be the fair market value of the Company's common stock on the date of the grant. Options granted pursuant to this plan are exercisable, in full, during the period between three months from the date of grant and three years from the date of grant, and terminate on the earlier of the expiration date or six months after the date that an optionee ceases to be a Director of the Company for any reason other than death or permanent disability. The aggregate number of shares of the Company's common stock which may be sold pursuant to the Directors' Plan may not exceed 75,000 shares. As of October 29, 1995, 27,000 options had been granted under this plan at prices ranging from $8.42 to $31.88 per share. There were 12,000 options exercisable as of October 29, 1995. Options to eligible Directors will no longer be granted under the Directors' Plan. Instead, eligible Directors will be granted options under the 1995 Director Plan (see below).

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

Restricted stock plan

In accordance with the provisions of a restricted stock plan approved in fiscal 1982, 45,000 shares of common stock were reserved for issuance. At October 29, 1995, 39,938 shares had been awarded under the plan, and 5,062 additional shares may be awarded under the plan.

Preferred stock purchase rights

In February 1989, as amended in November 1994, the Company's Board of Directors adopted a Stockholder Rights Agreement (the "Rights Plan") and declared a dividend distribution of one Right for each share of the Company's common stock outstanding as of the close of business on March 7, 1989 and intends to issue one Right for each share of common stock issued between March 7, 1989 and the date of the distribution of the Rights. As amended, the Rights Plan provides that when exercisable, each Right will entitle its holder to purchase from the Company one one-hundredth (.01) of a share of Series C Junior Participating Preferred stock at a price of $19.90. The Company has reserved 500,000 preferred shares for issuance upon exercise of the Rights. Generally, the Rights become exercisable on the earlier of the date a person or group of affiliated or associated persons acquires or obtains the rights to acquire securities representing fifteen percent (15%) or more of the common stock of the Company or on the tenth day following the commencement of a tender or exchange offer which would result in the offeror beneficially owning fifteen percent (15%) or more of the Company's common stock without the prior consent of the Company. In the event that an unauthorized person or group of affiliated persons becomes the beneficial owner of fifteen percent (15%) or more of the common stock of the Company, proper provision shall be made so that each holder of a Right will have the right to receive, upon exercise thereof and the payment of the exercise price, that number of shares of common stock having a market value of two times the exercise price of the Right. The Rights will expire on February 23, 1999, unless redeemed earlier by the Company pursuant to authorization by the Board of Directors.

Generally, in the event that the Company is involved in a merger or other business combination transaction after the Rights become exercisable, provision shall be made so that each holder of a Right shall have the right to receive, upon the exercise thereof and the payment of the exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right.

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

NOTE 9 - OTHER EXPENSES - NET

Other expenses - net consists of the following:

                                                             Fiscal years ended
                                            ------------------------------------------------------
                                            October 29,          October 30,         September 30,
                                               1995                  1994                 1993
                                            -----------          -----------         -------------
                                                                (in thousands)
Interest expense                             $ 3,370               $1,263              $  668
Expenses from the sale of accounts
    receivable                                10,468                3,274                 979
Other                                          1,714                1,014                (439)
                                             -------               ------              ------
                                             $15,552               $5,551              $1,208
                                             =======               ======              ======

NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following:

                                                               Fiscal years ended
                                              ------------------------------------------------------
                                              October 29,          October 30,         September 30,
                                                 1995                  1994                 1993
                                              -----------          -----------         -------------
                                                                 (in thousands)
Current
     Federal                                    $  3,905            $  10,398             $  5,796
     State                                         1,065                2,416                1,361
Deferred                                          (4,101)              (2,186)                (164)
                                                --------            ---------             --------
                                                $    869            $  10,628             $  6,993
                                                ========            =========             ========

The components of deferred income tax expense (benefit) from operations are as follows:

                                                            Fiscal years ended
                                            ------------------------------------------------------
                                            October 29,          October 30,         September 30,
                                               1995                  1994                 1993
                                            -----------          -----------         -------------
                                                                (in thousands)
Allowance for doubtful accounts              $ (2,014)            $ (1,142)            $  (437)
Restructuring reserves                           (533)                  --                  --
State deferral, net of federal benefit           (528)                (242)                (18)
Deferred service revenue                         (307)                 (44)                (18)
Software development costs                        247                  224                 133
Depreciation and amortization                    (159)                (163)               (161)
Inventory obsolescence reserve                   (112)              (1,382)                365
All other - net                                  (695)                 563                 (28)
                                             --------             --------             -------
                                             $ (4,101)            $ (2,186)            $  (164)
                                             ========             ========             =======

Net deferred tax assets, which are recorded as a component of other assets or other current assets, are comprised of the following:

                                                                 October 29,        October 30,
                                                                    1995               1994
                                                                 -----------        -----------
Gross deferred tax assets:                                               (in thousands)
     Allowance for doubtful accounts                              $     5,208         $    2,827
     Inventory valuation                                                3,067              3,203
     Depreciation and amortization                                      2,007              1,039
     Restructuring reserve                                                667                 --
     Deferred service revenue                                             593                226
     Other                                                              1,139                414
                                                                  -----------         ----------
     Total gross deferred tax assets                                   12,681              7,709
                                                                  -----------         ----------
Gross deferred tax liabilities:

     Software development                                               1,347                979
     Other                                                                171                --
                                                                  -----------         ----------
     Total gross deferred tax liabilities                               1,518                979
                                                                  -----------         ----------
Net deferred tax asset                                            $    11,163         $    6,730
                                                                  ===========         ==========

In light of the Company's history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets related to future deductible items. Accordingly, the Company believes that no valuation allowance is required for the deferred tax assets in excess of deferred tax liabilities.

The effective tax rate applied to income before income taxes differs from the expected federal statutory rate as follows:


                                                                 Fiscal years ended
                                                  -----------------------------------------------------
                                                  October 29,       October 30,        September 30,
                                                     1995              1994                1993
                                                  -----------       -----------        -------------
Federal statutory rate                               34.0%              35.0%               34.5%
Addition (reduction) in taxes resulting
  from:
     State income taxes, net of
         federal tax benefit                         15.7                4.6                 5.0
     Non-deductible meals and
         entertainment                               13.8                0.1                 0.1
     Goodwill amortization                            3.6                0.2                 0.2
     Other                                           11.2               (0.5)                0.2
                                                  -------            -------             -------
                                                     78.3%              39.4%               40.0%
                                                  =======            =======             =======

During fiscal 1994, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting of income taxes. Adoption of this statement did not have a material impact on the Company's operating results.

NOTE 11 - COMMITMENTS

The Company has arrangements with major vendors and certain financing companies to develop inventory and accounts receivable financing facilities for certain reseller customers. These arrangements include repurchase agreements that would require the Company to repurchase inventory which might be repossessed from a reseller by the vendor or the financing company. As of October 29, 1995, such repurchases have been insignificant.

NOTE 12 - EMPLOYEE BENEFIT PLAN

In July 1988, a deferred compensation plan (the "Savings Plan") became effective for all eligible employees of the Company under the provisions of Section 401(k) of the Internal Revenue Code. Employees are eligible to participate after one year of service and may contribute a percentage of their salary subject to certain limitations. Subject to certain profitability requirements, the Company has historically matched 25% of the employee contribution up to a maximum employee contribution of 6%, as defined in the Savings Plan. Participants are at all times fully vested in their contributions, and the Company contributions, if any, become fully vested to the participant after five years of employment.

In April 1989, the Company amended and restated the Savings Plan to include a leveraged Employee Stock Ownership Plan and Trust (the "ESOT") for eligible employees. The ESOT used proceeds of loans from the Company to purchase 312,500 shares and 157,827 shares of the Company's common stock for $2,396,000 and $1,105,000 during the years ended September 30, 1990 and 1989, respectively.

The Company's stock is held by the ESOT trustee as collateral for the loans from the Company. The Company makes periodic contributions to the ESOT which are used to make loan principal and interest payments. A portion of the common stock is allocated to the accounts of participating employees annually based upon principal and interest payments. The Company, using the shares allocated method, recognized contribution expenses of $675,000, $694,000, and $731,000 during the fiscal years ended October 29, 1995, October 30, 1994 and September 30, 1993, respectively.

The loans from the Company to the ESOT are payable in quarterly installments ending March 31,1997. Interest is payable quarterly at rates equal to 85% of prime and prime plus 0.75%. The Company's receivable from the ESOT is recorded as a separate reduction of the Company's stockholders' equity.

NOTE 13 - NOTE RECEIVABLE - STOCK PURCHASE AGREEMENT

During fiscal 1994, the Company exchanged 72,728 shares of common stock for a $2,000,000 convertible subordinated debenture. The debenture is payable on February 8, 1998, and accrues interest at the rate of 9% per annum, payable on a quarterly basis. The note is secured by the Company's common shares issued in exchange for the note as well as certain other rights.

NOTE 14 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                               Fiscal years ended
                                             ------------------------------------------------------
                                             October 29,          October 30,         September 30,
                                                1995                  1994                 1993
                                             -----------          -----------         -------------
                                                                 (in thousands)
Details of acquisitions:
   Fair value of assets acquired               $1,252                $20,158               $--
   Liabilities assumed and acquisition-        $  383                $17,549               $--
     related accruals

   Cash acquired                               $--                   $   354               $--

Details of other investing activities:
   Note receivable exchanged for
      72,728 shares of the Company's
      stock (See Note 13)                      $--                   $ 2,000               $--

Details of other financing activities:
   Capital lease obligations executed
   for equipment                               $4,726                $ 2,780               $  879

Cash paid for:

   Interest                                    $3,370                $ 1,263               $  723
   Income taxes                                $9,050                $12,449               $6,923

NOTE 15 - LITIGATION

On July 14 through July 19, 1994, seven class action complaints were filed in the United States District Court for the District of Arizona against the Company, certain of its officers and directors, and, in three of the lawsuits, one of the underwriters of the Company's June 16, 1994 public offering of common stock. On December 5, 1994, the Court consolidated the seven actions into a single action. On February 16, 1995, plaintiffs filed and served an amended, consolidated complaint against the Company, certain officers and directors of the Company, and three of the underwriters of the Company's June 16, 1994 public offering of common stock ("the Complaint"). The Complaint purports to be brought on behalf of a class of purchasers of the Company's common stock during the period April 13, 1994 through July 14, 1994. The Complaint alleges, among other things, that the Company violated federal securities laws by making misleading public statements and omitting material facts regarding the Company's operations and financial results, which the plaintiffs contend to have artificially inflated the price of the Company's common stock during the alleged class period. The Complaint seeks unspecified compensatory damages as well as fees and costs. On April 28, 1995, the Company filed a motion to dismiss the Complaint in its entirety. The motion was heard on July 31, 1995; no decision has yet been issued. Discovery is ongoing. The Company and the individual defendants deny the plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves in these actions. The proceeding is in its early stages, however, and its outcome cannot be predicted with certainty at this time.

NOTE 16 - RESTRUCTURING AND OTHER ONE-TIME CHARGES

During the fourth fiscal quarter of 1995, the Company approved and implemented actions targeted at reducing expenses and improving profitability. The Company's consolidated statement of income for fiscal 1995 includes $9.0 million of pretax charges ($5.4 million net of tax benefits, or $0.38 per share) for restructuring and other one-time charges, consisting of the following (in thousands):

Charges associated with the sale of a memory distribution business      $5,563
Charges associated with outsourcing business function                    1,517
Charges associated with staff reductions                                 1,170
Other one-time charges                                                     779
                                                                        ------
Total restructuring and other one-time charges                          $9,029
                                                                        ======

All actions related to the restructuring were implemented as of October 29, 1995, and the liability for restructuring activities at October 29, 1995 was not material.

NOTE 17 - RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective for fiscal years beginning after December 15, 1995, the standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not believe that adoption of this Statement will have a material impact on its financial position or results of operations.

Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation. The accounting requirements are effective for transactions entered into in fiscal years beginning after December 15, 1995. The disclosure requirements are effective for fiscal years beginning after December 31, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines the fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not completed an evaluation of the effect of this Statement.

Statement of Position 94-6 - Disclosure of Certain Significant Risks and Uncertainties. Effective for fiscal years ending after December 15, 1995, the statement of position provides guidance on financial statement disclosures of risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near term. Such risks and uncertainties can stem from the nature of the Company's operations, from the necessary use of estimates in the preparation of the Company's financial statements, and from significant concentrations in certain aspects of the Company's operations. The Company expects to adopt this statement during fiscal 1996. Management will continue to assess the impact of implementation.

                                 MicroAge, Inc.
                                                                   Schedule VIII
                 Valuation and Qualifying Accounts and Reserves
                                 (in thousands)
      Years ended October 29, 1995, October 30, 1994 and September 30, 1993

                                                            Balance at   Charged to   Charged to                   Balance at
                                                            beginning    costs and       other      Deductions/       end
                     Description                            of period    expenses      accounts      write-offs    of period
                     -----------                            ----------   ----------   -----------   ----------     ----------
Allowance for doubtful accounts:

Year ended September 30, 1993                              $     2,574        1,594          --          (424)      $ 3,744
                                                           ===========   ==========   ===========   ==========      =======
Year ended October 30, 1994                                $     3,911        3,370          --          (448)      $ 6,833
                                                           ===========   ==========   ===========   ==========      =======
Year ended October 29, 1995                                $     6,833        5,844          --          (422)      $12,255
                                                           ===========   ==========   ===========   ==========      =======

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                                       PAGE NO.(*)
-----------                     -----------                                       ----------
   3.1        Restated Certificate of Incorporation of MicroAge, Inc.
              (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

   3.2        By-Laws of MicroAge, Inc., amended and restated as of January 18,
              1996

   4.1        Specimen Common Stock Certificate (reference is also made to
              Exhibits 3.1 and 3.2) (Incorporated by reference to Exhibit 4.1 to
              Registration Statement No. 33-45510)

   4.2        Amended and Restated Rights Agreement dated as of September 28,
              1994 between MicroAge, Inc. and First Interstate Bank of
              California (Incorporated by reference to Exhibit 1.1 to the Form
              8-A for MicroAge, Inc. filed January 13, 1994)

  10.1        MicroAge, Inc. Executive Supplemental Savings Plan(1)
              (Incorporated by reference to Exhibit 10.2 to the Quarterly
              Report on Form 10-Q for MicroAge, Inc. for the quarter ended July
              31, 1994)

  10.2 Form of MicroAge 1994 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives(1) (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

  10.2.1      Form of First Amendment, dated as of December 14, 1995, to the
              MicroAge 1994 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives(1)

  10.3 Employment Agreement dated as of October 1, 1992 by and between Jeffrey D. McKeever and the Company(1) (Incorporated by reference to Exhibit 10.65.2 to Registration Statement No. 33-33094)

  10.3.1      Supplemental Executive Retirement Plan dated as of October 1, 1992 by and between Jeffrey D. McKeever and the Company(1)
              (Incorporated by reference to Exhibit 10.65.2 to Registration
              Statement No. 33-33094)

  10.3.2      Amended and Restated Split-Dollar Insurance Agreement dated as of
              December 14, 1994, by and between MicroAge, Inc. and Jeffrey D.
              McKeever(1) (Incorporated by reference to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

  10.4 Employment Agreement dated as of October 1, 1992 by and between Alan P. Hald and the Company(1) (Incorporated by reference to Exhibit 10.65.3 to Registration Statement No. 33-33094)

--------------
(*) Included only in manually signed original

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                                       PAGE NO. (*)
-----------                     -----------                                       ----------
  10.4.1      First Amendment dated October 1, 1995 to Employment Agreement dated as of October 1, 1992 by and between Alan P. Hald and the
              Company(1)

  10.5        Amended and Restated Employment Agreement dated as of October 1,
              1993 by and between James R. Daniel and the Company(1)

  10.5.1      First Amendment dated October 1, 1995 to the Amended and Restated
              Employment Agreement dated as of October 1, 1993 by and between James R. Daniel and the Company(1)

  10.5.2 Split-Dollar Insurance Agreement dated as of September, 1995 by and between James R. Daniel and the Company(1)

  10.6 Employment Agreement dated as of September 1, 1993 by and between Kenneth R. Waters and the Company(1) (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for MicroAge, Inc.
              for the fiscal year ended September 30, 1993)

  10.7        Employment Agreement dated as of July 1, 1994 by and between John
              H. Andrews and the Company(1)

  10.7.1 First Amendment dated October 1, 1995 to Employment Agreement dated as of July 1, 1994 by and between John H. Andrews and the Company(1)

  10.7.2 Split-Dollar Insurance Agreement dated as of September, 1995 by and between John H. Andrews and the Company(1)

  10.8 Form of Employment Agreement dated as of July 1, 1994 by and between MicroAge, Inc. and certain executives(1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 31, 1994)

  10.8.1      Form of First Amendment dated October 1, 1995 to Employment
              Agreements dated as of July 1, 1994 by and between the Company and certain executives(1)

  10.9        Form of Split-Dollar Insurance Agreement dated September 1, 1995 by and between MicroAge, Inc. and certain executives(1)

  10.10       The Amended and Restated MicroAge, Inc. 1984 Incentive Stock
              Option Plan(1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30, 1994)

  10.11       The Amended and Restated MicroAge, Inc. 1986 Incentive Stock
              Option Plan(1) (Incorporated by reference to Exhibit 10.2 to the

--------------
(*) Included only in manually signed original

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                                       PAGE NO.(*)
-----------                     -----------                                       ----------
              Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30, 1994)

  10.12       The Amended and Restated MicroAge, Inc. 1988 Stock Option Plan(1)
              (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30,
              1994)

  10.13       The Amended and Restated MicroAge, Inc. 1989 Stock Option Plan(1)
              (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30,
              1994)

  10.14       The Amended and Restated MicroAge, Inc. Directors' Stock Option
              Plan(1) (Incorporated by reference to Exhibit 10.5 to the Quarterly
              Report on Form 10-Q for MicroAge, Inc. for the quarter ended
              January 30, 1994)

  10.15       Amended and Restated MicroAge, Inc. Retirement Savings and
              Employee Stock Ownership Plan and Trust Agreement(1) (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

  10.15.1     First Amendment to the Amended and Restated MicroAge, Inc.
              Retirement Savings and Employee Stock Ownership Plan and Trust
              Agreement(1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended April 30, 1995)

  10.16       1988 MicroAge, Inc. Franchisee Stock Option Plan (Incorporated by
              reference to the Proxy Statement for the Annual Meeting of
              Stockholders of MicroAge, Inc. held February 9, 1988, File No. 0-
              15995)

  10.17       1989 MicroAge, Inc. Franchisee Stock Option Plan (Incorporated by
              reference to the Proxy Statement for the Annual Meeting of
              Stockholders of MicroAge, Inc. held on March 1, 1989, File No. 0-
              15995)

  10.18       MicroAge, Inc. Long-Term Incentive Plan (Incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of
              Stockholders of MicroAge, Inc. held on March 23, 1994, File No. 0-
              15995)

  10.19 1995 MicroAge, Inc. Director Incentive Plan (Incorporated by reference to Appendix C to the Proxy Statement for the Annual
              Meeting of Stockholders of MicroAge, Inc. held on March 15, 1995,
              File No. 0-15995)

--------------
(*) Included only in manually signed original

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                                       PAGE NO.(*)
-----------                     -----------                                       ----------
  10.20       Inventory Financing Agreement by and between MicroAge Computer
              Centers, Inc. and IBM Credit Corporation dated as of July 9, 1993
              (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

  10.20.1     First Amendment dated January 27, 1994 to Inventory Financing
              Agreement by and between MicroAge Computer Centers, Inc. and IBM
              Credit Corporation dated as of July 9, 1993 (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

  10.21       Agreement For Wholesale Financing by and between IBM Credit
              Corporation and MicroAge Computer Centers, Inc. dated December 17,
              1993 (Incorporated by reference to Exhibit 10.9 to the Quarterly
              Report on Form 10-Q for MicroAge, Inc. for the quarter ended May
              1, 1994)

  10.22       Restated and Amended Purchase Agreement dated as of August 3,
              1995, by and among MicroAge Computer Centers, Inc., et al and Deutsche Financial Services Corporation (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for MicroAge,
              Inc. for the quarter ended July 30, 1995)

  10.22.1 Second Restated Agreement for Wholesale Financing Agreement dated as of December 17, 1993, by MicroAge Computer Centers, Inc. and
              Deutsche Financial Services Corporation (Incorporated by reference to Exhibit 10.3.1 to the Quarterly Report on Form 10-Q for
              MicroAge, Inc. for the quarter ended July 30, 1995)

  10.23 Agreement For Wholesale Financing dated as of December 17, 1993, by and between MicroAge Computer Centers, Inc. and IBM Credit
              Corporation (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

  10.23.1     Amendment No. 1 to Addendum dated as of August 3, 1995 to the
              Agreement For Wholesale Financing dated as of December 17, 1993, by and between MicroAge Computer Centers, Inc. and IBM Credit
              Corporation (Incorporated by reference to Exhibit 10.4.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

  10.24 COMPAQ Computer Corporation Dealer Agreement, dated April 1, 1984, by and between COMPAQ Computer Corporation and MicroAge Computer
              Stores, Inc. (Incorporated by reference to Exhibit 10.1 to
              Registration Statement No. 33-14333)

  10.25       COMPAQ Computer Corporation Central Purchase Agreement, dated

--------------
(*) Included only in manually signed original

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                                       PAGE NO.(*)
-----------                     -----------                                       ----------
              November 21, 1983 by and between COMPAQ Computer Corporation and
              MicroAge Computer Stores, Inc. (Incorporated by reference to
              Exhibit 10.2 to Registration Statement No. 33-14333)

  10.25.1     Amendment dated June 15, 1992 to the COMPAQ Computer Corporation
              Central Purchase Agreement, dated November 21, 1983 by and between
              COMPAQ Computer Corporation and MicroAge Computer Stores, Inc.
              (Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended March 31, 1993)

  10.26       IBM Business Partner Agreement dated April 25, 1994 by and between
              International Business Machines Corporation and MicroAge Computer
              Centers, Inc. (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

  10.27       Apple Authorized Dealer Sales Agreement, dated as of April 1,
              1989, by and between Apple Computer, Inc. and MicroAge Computer
              Stores, Inc. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended September 30, 1989)

  10.27.1     Amendment dated April 1, 1989 to the Apple Authorized Dealer Sales
              Agreement, dated as of April 1, 1989, by and between Apple
              Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.4.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended September 30, 1990)

  10.27.2     Letter Agreement dated September 30, 1992 to the Apple Authorized
              Dealer Sales Agreement, dated as of April 1, 1989, by and between
              Apple Computer, Inc. and MicroAge Computer Centers, Inc.
              (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended March 31,
              1993)

  10.27.3     Letter Agreement dated February 28, 1994 to the Apple Authorized
              Dealer Sales Agreement, dated as of April 1, 1989, by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc.
              (Incorporated by reference to Exhibit 10.24.3 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October
              30, 1994)

  10.27.4     Letter Agreement dated June 23, 1994 to the Apple Authorized
              Dealer Sales Agreement, dated as of April 1, 1989, by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc.
              (Incorporated by reference to Exhibit 10.24.4 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October
              30, 1994)

--------------
(*) Included only in manually signed original

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                                       PAGE NO.(*)
-----------                     -----------                                       ----------
  10.28       Hewlett-Packard Company U.S. Agreement for Authorized Resellers
              effective March 1, 1995, by and between Hewlett Packard Company and MicroAge Computer Centers, Inc. (Incorporated by reference to
              Exhibit 10.2 to the Quarterly Report on Form 10-Q for MicroAge,
              Inc. for the quarter ended April 30, 1995)

  10.29 Form of Franchise Agreement by and between the Company and its franchisees effective December 8, 1993 (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for
              MicroAge, Inc. for the quarter ended May 1, 1994)

  10.29.1 Rider to Franchise Agreement by and between the Company and its existing franchisees effective December 1993 (Incorporated by reference to Exhibit 10.26.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

  10.29.2 Rider to Franchise Agreement by and between the Company and its new franchisees effective December 1993 (Incorporated by reference to Exhibit 10.26.2 to the Annual Report on Form 10-K for MicroAge,
              Inc. for the fiscal year ended October 30, 1994)

  10.30       Form of Agreement by and between the Company and its Independent
              Computer Dealers effective June 1994 (Incorporated by reference to
              Exhibit 10.27 to the Annual Report on Form 10-K for MicroAge, Inc.
              for the fiscal year ended October 30, 1994)

  10.31 Form of Agreement by and between the Company and its resellers effective August 1994 (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

  10.32 Triple Net Industrial Lease dated as of December 21, 1993, by and between Catellus Development Corporation and MicroAge Computer
              Centers, Inc. (Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

  10.33       Triple Net Industrial Lease dated July 28, 1993, by and between
              Catellus Development Corporation and MicroAge Computer Centers,
              Inc. (Incorporated by reference to Exhibit 10.24 to the Quarterly
              Report on Form 10-Q for MicroAge, Inc. for the quarter ended May
              1, 1994)

  10.33.1     Amendment No. One dated December 21, 1993 to Triple Net Industrial
              Lease dated July 28, 1993, by and between Catellus Development
              Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

--------------
(*) Included only in manually signed original

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                                       PAGE NO.(*)
-----------                     -----------                                       ----------
  10.34       Lease dated as of October 27, 1994 by and between Chimiarra
              Investments Limited and MicroAge Computer Centers, Inc.
              (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October
              30, 1994)

  10.34.1     Addendum dated October 27, 1994 to lease dated as of October 27,
              1994 by and between Chimiarra Investments Limited and MicroAge
              Computer Centers, Inc. (Incorporated by reference to Exhibit
              10.35.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

  10.34.2     Lease Amendment dated September 9, 1994 to Triple Net Industrial
              Leases dated July, 16, 1985, July 28, 1993, and December 21, 1993 by and between Catellus Development Corporation and MicroAge
              Computer Centers, Inc. (Incorporated by reference to Exhibit
              10.34.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

  10.35       Lease dated March 6, 1990 by and between MicroAge Computer
              Centers, Inc. and Petula Associates, Ltd. and The Alameda Group, as tenants in common (Incorporated by reference to Exhibit 10.40 to Registration Statement No. 33-45510)

  10.35.1 First Amendment dated July 1, 1990 to Lease dated March 6, 1990 by and between MicroAge Computer Centers, Inc. and Petula Associates,
              Ltd. and The Alameda Group, as tenants in common (Incorporated by reference to Exhibit 10.40.1 to Registration Statement No.
              33-45510)

  10.35.2     Second Amendment dated August 10, 1993 to Lease dated March 6,
              1990 by and between MicroAge Computer Centers, Inc. and Petula
              Associates, Ltd. and The Alameda Group, as tenants in common
              (Incorporated by reference to Exhibit 10.31.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended
              September 30, 1993)

  10.36       Lease dated April 14, 1994 by and between AmberJack, Ltd. and
              MicroAge Computer Centers, Inc. (Incorporated by reference to
              Exhibit 10.32 to the Annual Report on Form 10-K for MicroAge, Inc.
              for the fiscal year ended October 30, 1994)

  10.37       Lease Agreement dated April 12, 1994 by and between Duke Realty
              Limited Partnership and MicroAge Computer Centers, Inc.
              (Incorporated by reference to Exhibit 10.23 to the Quarterly
              Report on Form 10-Q for MicroAge, Inc. for the quarter ended May
              1, 1994)

  10.37.1     Lease Agreement dated November 18, 1994, by and between Duke
              Realty Limited partnership and Kenco Group, Inc. (Incorporated by

--------------
(*) Included only in manually signed original

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                                       PAGE NO.(*)
-----------                     -----------                                       ----------
              reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for
              MicroAge, Inc. for the quarter ended July 30, 1995)

  10.37.2 Assignment and Assumption of Lease Agreement dated July 18, 1994 to Lease dated November 18, 1994, by and between Duke Realty
              Limited partnership and Kenco Group, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

  10.38 Triple Net Industrial Lease dated as of July 16, 1985, by and between MicroAge Computer Centers, Inc. Southern Pacific
              Industrial Development Company (Incorporated by reference to
              Exhibit 10.41 to Registration Statement No. 33-45510)

  10.38.1     Amendment No. 1 dated September 18, 1985 to Triple Net Industrial
              Lease dated as of July 16, 1985, by and between MicroAge Computer
              Centers, Inc. and Southern Pacific Industrial Development Company
              (Incorporated by reference to Exhibit 10.41.1 to Registration
              Statement No. 33-45510)

  10.38.2     Amendment No. 2 dated September 19, 1986 to Triple Net Industrial
              Lease dated as of July 16, 1985, by and between MicroAge Computer
              Centers, Inc. and Southern Pacific Industrial Development Company
              (Incorporated by reference to Exhibit 10.41.2 to Registration
              Statement No. 33-45510)

  10.38.3     Supplemental Agreement (Amendment No. 3) dated April 19, 1990 to
              Triple Net Industrial Lease dated as of July 16, 1985, by and between MicroAge Computer Centers, Inc. and Southern Pacific
              Industrial Development Company (Incorporated by reference to
              Exhibit 10.41.3 to Registration Statement No. 33-45510)

  10.38.4 Amendment No. 4 dated July 2, 1990 to Triple Net Industrial Lease dated as of July 16, 1985, by and between MicroAge Computer
              Centers, Inc. Catellus Development Corporation (fka Santa Fe
              Pacific Realty Corporation), successor by merger with Southern
              Pacific Industrial Development Company (Incorporated by reference to Exhibit 10.41.3 to Registration Statement No. 33-45510)

  10.38.5 Lease Amendment dated July 28, 1993 to Triple Net Industrial Lease dated as of July 16, 1985, by and between MicroAge Computer
              Centers, Inc. and Catellus Development Corporation (Incorporated by reference to Exhibit 10.41.3 to Registration Statement No.
              33-45510)

  10.38.6     Lease Amendment dated December 21, 1993 to Triple Net Industrial
              Lease dated July 16, 1985 by and between Catellus Development
              Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for

--------------
(*) Included only in manually signed original

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                                       PAGE NO. (*)
-----------                     -----------                                       ----------
              MicroAge, Inc. for the quarter ended May 1, 1994)

  10.39       Standard Industrial/Commercial Single-Tenant Lease dated January
              18, 1995, by and between Chamberlain Family Trust dated September
              21, 1979 dba Chamberlain Enterprises and MicroAge Computer
              Centers, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 29, 1995)

  10.40       Lease dated September 14, 1993 by and between MicroAge Computer
              Centers, Inc. and Amberjack, Ltd. (Incorporated by reference to
              Exhibit 10.30 to the Annual Report on Form 10-K for MicroAge, Inc.
              for the fiscal year ended September 30, 1993)

  10.41       Single-Tenant Lease-Net, dated March 31, 1995, by and between
              Chamberlain Development, L.L.C. and MicroAge Computer Centers,
              Inc.

  10.41.1     First Amendment, dated as of August 29, 1995, to the Single-Tenant
              Lease-Net, dated March 31, 1995, by and between Chamberlain
              Development, L.L.C. and MicroAge Computer Centers, Inc.

  11.1        EPS Detail Calculation

  11.1.1      Fully Diluted EPS Detail Calculation

  21          List of Subsidiaries of MicroAge, Inc.

  23          Consent of Independent Accountants

  27          Financial Data Schedule

  99.1        Common Stock Purchase and Sale Agreement dated as of April 27,
              1990 by and among MicroAge, Inc., Olivetti Holding N.V., Banstock
              Company Limited, The MicroAge, Inc. Retirement Savings and
              Employee Stock Ownership Trust and Citizens and Southern Trust
              Company (Georgia), N.A., solely as Trustee of the ESOT and not in its individual capacity (Incorporated by reference to Exhibit 28.2 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7,
              1990)

  99.2 Company and Purchasers Rights Agreement dated as of April 27, 1990 by and between MicroAge, Inc., Banstock Company Limited and Fred
              Israel (Incorporated by reference to Exhibit 28.3 to the Current
              Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

  99.3 Company and ESOT Rights Agreement dated as of April 27, 1990 by and between MicroAge, Inc., The MicroAge, Inc. Retirement Savings

--------------
(*) Included only in manually signed original

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                                       PAGE NO. (*)
-----------                     -----------                                       ----------
              and Employee Stock Ownership Trust and Citizens and Southern Trust
              Company (Georgia), N.A., solely as Trustee of the ESOT and not in its individual capacity (Incorporated by reference to Exhibit 28.4 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7,
              1990)

  99.4        Parent Agreement dated as of April 27, 1990 by and among MicroAge,
              Inc., Olivetti Holding N.V. and Kokudo Sangyo, Inc. (Incorporated by reference to Exhibit 28.5 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

  99.5        Loan Agreement dated as of April 27, 1990 by and between MicroAge,
              Inc., and Citizens and Southern Trust Company Georgia), N.A., as
              Trustee for The MicroAge, Inc. Retirement Savings and Employee
              Stock Ownership Trust (Incorporated by reference to Exhibit 28.7 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7,
              1990)

  99.6        Nonrecourse Promissory Note dated as of April 27, 1990 made by
              Citizens and Southern Trust Company as Trustee on behalf of The
              MicroAge, Inc. Retirement Savings and Employee Stock Ownership
              Trust (Incorporated by reference to Exhibit 28.8 to the Current
              Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

  99.7        Stock Pledge Agreement dated as of April 27, 1990 by and between
              MicroAge, Inc. and Citizens and Southern Trust Company (Georgia),
              N.A., as Trustee on behalf of The MicroAge, Inc. Retirement
              Savings and Employee Stock Ownership Trust (Incorporated by reference to Exhibit 28.9 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

  99.8        Trust Agreement dated December 30, 1994 by and between MicroAge,
              Inc. and First Interstate Bank of Arizona, N.A., as Trustee on behalf of The MicroAge, Inc. Retirement Savings and Employee Stock
              Ownership Plan and Trust (Incorporated by reference to Exhibit
              99.8 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)


(1) Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


--------------
(*) Included only in manually signed original