Form 10-Q
period 1996-01-28
MICROAGE INC /DE/
filed 1996-03-13
CIK 814249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934,

For the quarterly period ended January 28, 1996 or

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

                                Yes  X      No
                                    ---

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at March 8, 1996 was 14,440,916.

                                      INDEX

                                 MICROAGE, INC.


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets -- January 28, 1996 and October 29, 1995.

           Consolidated statements of income -- Quarters ended January 28, 1996 and January 29, 1995.

           Consolidated statements of cash flows -- Quarters ended January 28, 1996 and January 29, 1995.

           Notes to consolidated financial statements -- January 28, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (in thousands)

                                     ASSETS
                                                                                January 28,     October 29,
                                                                                   1996             1995
                                                                                -----------     -----------
Current assets:
     Cash and cash equivalents                                                   $ 10,562         $ 13,700
     Accounts and notes receivable, net                                           128,784          183,286
     Inventory, net                                                               367,161          297,742
     Other                                                                         12,348           13,006
                                                                                 --------         --------
         Total current assets                                                     518,855          507,734

Property and equipment, net                                                        45,030           45,689
Intangible assets, net                                                             10,992           11,201
Other                                                                               7,706            7,939
                                                                                 --------         --------
         Total assets                                                            $582,583         $572,563
                                                                                 ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $377,198         $379,897
     Accrued liabilities                                                           15,341           13,968
     Note payable                                                                  10,000               --
     Current portion of long-term obligations                                       2,845            2,908
     Other                                                                          2,896            3,258
                                                                                 --------         --------
         Total current liabilities                                                408,280          400,031

Long-term obligations                                                               3,673            4,079

Stockholders' equity:
     Preferred stock, par value $1.00 per share;
         Shares authorized:  5,000,000
         Issued and outstanding:  none                                                 --               --
     Common stock, par value $.01 per share;
         Shares authorized:  40,000,000
         Issued:  January 28, 1996      - 14,525,121
                  October 29, 1995      - 14,459,847                                  145              145
     Additional paid-in capital                                                   122,851          122,399
     Retained earnings                                                             51,096           49,539
     Loan to ESOT                                                                    (600)            (768)
     Note receivable - stock purchase agreement                                    (2,000)          (2,000)
     Treasury stock, at cost;
         Shares:  January 28, 1996       - 115,443
                  October 29, 1995       - 115,443                                   (862)            (862)
                                                                                 --------         --------
         Total stockholders' equity                                               170,630          168,453
                                                                                 --------         --------
         Total liabilities and stockholders' equity                              $582,583         $572,563
                                                                                 ========         ========


   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)



                                                          Quarters ended
                                                  --------------------------------
                                                  January 28,         January 29,
                                                     1996                1995
                                                  --------------------------------
Revenue                                             $780,318            $674,319

Cost of sales                                        740,375             640,052
                                                    --------            --------

Gross profit                                          39,943              34,267

Operating expenses                                    34,015              25,861
                                                    --------            --------

Operating income                                       5,928               8,406

Other expenses - net                                   3,158               3,443
                                                    --------            --------

Income before income taxes                             2,770               4,963

Provision for income taxes                             1,213               2,091
                                                    --------            --------

Net income                                          $  1,557            $  2,872
                                                    ========            ========

Net income per common share                         $   0.11            $   0.20
                                                    ========            ========

Weighted average common and
   common equivalent
   shares outstanding                                 14,386              14,446



   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                                    Quarters ended
                                                                              ----------------------------
                                                                              January 28,      January 29,
                                                                                  1996            1995
                                                                              -----------      -----------
Cash flows from operating activities:
  Net income                                                                  $  1,557         $  2,872
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                                              4,520            3,155
      Provision for losses on accounts and notes receivable                      1,782            1,539
      Changes in assets and liabilities:
       Accounts and notes receivable                                            52,720           32,643
       Inventory                                                               (69,419)         (62,798)
       Other current assets                                                        658           (1,050)
       Other assets                                                                233             (810)
       Accounts payable                                                         (2,699)          12,427
       Accrued liabilities                                                       1,373             (144)
       Other liabilities                                                          (362)             (73)
                                                                              --------         --------
    Net cash used in operating activities                                       (9,637)         (12,239)

Cash flows from investing activities:
  Purchases of property and equipment                                           (3,529)          (5,514)
  Increases in intangible assets                                                    -              (182)
                                                                              --------         --------
    Net cash used in investing activities                                       (3,529)          (5,696)

Cash flows from financing activities:
  Amounts received from ESOT                                                       168              156
  Proceeds from stock options exercised                                            452              261
  Net borrowings under line of credit                                           10,000           19,221
  Principal payments on long-term obligations                                     (592)            (451)
                                                                              --------         --------
    Net cash provided by financing activities                                   10,028           19,187
                                                                              --------         --------
Net increase (decrease) in cash and cash equivalents                            (3,138)           1,252

Cash and cash equivalents at beginning of period                                13,700           11,074
                                                                              --------         --------
Cash and cash equivalents at end of period                                    $ 10,562         $ 12,326
                                                                              ========         ========


   The accompanying notes are an integral part of these financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the quarter ended January 28, 1996 are not necessarily indicative of the results that may be expected for the year ending November 3, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 29, 1995.

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following:


                                              Quarters ended
                                            -------- - --------
                                            Jan. 28,   Jan. 29,
                                              1996      1995
                                            --------   --------
                    Interest expense          $  242   $1,070
                    Expenses from sales of
                     accounts receivable       2,799    2,136
                    Other                        117      237
                                              ------   ------
                                              $3,158   $3,443
                                              ======   ======

NOTE C - FINANCING ARRANGEMENTS

The Company maintains a financing agreement (the "Agreement") which contains a financing facility of $400 million. The note payable in the accompanying balance sheet represents borrowings under a line of credit option in the Agreement.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                      Quarter ended
                               ---------------------------------------------------------
                               Jan. 28,    Oct. 29,      July 30,   April 30,   Jan. 29,
                                 1996       1995          1995        1995        1995
                                 ----       ----          ----        ----        ----
Revenue (in thousands)         $780,318    $764,239     $759,082    $743,460    $674,319

Cost of sales                      94.9%       94.8%        94.9%       94.7%       94.9%

                                -------    --------     --------    --------    --------
Gross profit                        5.1         5.2          5.1         5.3         5.1

Operating and other expenses
   Operating expenses               4.4         4.8          4.4         4.1         3.8
   Restructuring and other
       one-time charges               -         1.2            -           -           -
                               --------    --------     --------    --------    --------
Total                               4.4         6.0          4.4         4.1         3.8
                               --------    --------     --------    --------    --------
Operating income                    0.8        (0.8)         0.7         1.2         1.3

Other expenses - net                0.4         0.5          0.5         0.6         0.6
                               --------    --------     --------    --------    --------

Income (loss) before income
taxes                               0.4        (1.2)         0.2         0.6         0.7

Provision for income taxes          0.2        (0.5)         0.1         0.3         0.3
                               --------    --------     --------    --------    --------
Net income (loss)                   0.2%       (0.8)%        0.1%        0.3%        0.4%
                               ========    ========     ========    ========    ========

TOTAL REVENUE. Total revenue increased $106 million, or 16%, to $780 million for the quarter ended January 28, 1996 as compared to the quarter ended January 29, 1995. This revenue increase included a $52 million, or 21%, increase in sales to large accounts, including Company-owned location revenue (Systems Integrator business) and a $73 million, or 19%, increase in sales to resellers (Master Distributor business).

The revenue increase was primarily due to sales to resellers added since January 29, 1995, the Company's focus on large account sales, increased demand for the Company's major vendors' products and the Company's addition of new product lines.

GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 5.1% for the quarter ended January 28, 1996 and for the quarter ended January 29, 1995.

Future gross profit percentages may be affected by market pressures, the introduction of new Company programs, changes in revenue mix, the Company's utilization of early payment discount opportunities, vendor pricing actions and other competitive and economic factors. See also "Potential Fluctuations in Operating Results" below.

OPERATING EXPENSES. As a percentage of revenue, operating expenses were 4.4% for the quarter ended January 28, 1996 compared to 3.8% for the quarter ended January 29, 1995. Operating expenses increased $8.2 million to $34.0 million for the quarter ended January 28, 1996, as compared to the quarter ended January 29, 1995.

The operating expense increases were primarily due to costs associated with increased revenue, capacity expansion in both personnel and facilities, the addition of a Company-owned location and higher depreciation as a result of expenditures for automation initiatives and facility expansion.

Operating expenses decreased from $36.7 million, or 4.8% of revenue, for the quarter ended October 29, 1995 to $34.0 million, or 4.4% of revenue, for the quarter ended January 28, 1996. The $36.7 million for the fourth quarter of fiscal 1995 does not include $9.0 million of restructuring and other one-time charges associated with actions targeted at reducing expenses and improving profitability.

OTHER EXPENSES - NET. Other expenses - net decreased from $3.4 million for the quarter ended January 29, 1995 to $3.2 million for the quarter ended January 28, 1996. This decrease was primarily due to a slight decrease in net financing costs.

If the Company is successful in achieving continued revenue growth, its working capital requirements and related financing costs are likely to increase.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth and cash needs to date primarily through working capital financing facilities, bank credit lines, common stock offerings and cash generated from operations. The primary uses of cash have been to fund increases in inventory and gross accounts receivable resulting from increased sales. If the Company is successful in achieving continued revenue growth, its working capital requirements are likely to increase.

In order to establish or solidify its presence in strategic markets or in response to competitive pressures, the Company may make acquisitions of, or investments in, reseller locations. These acquisitions or investments may be made utilizing cash, stock or a combination of cash and stock.

For the quarter ended January 28, 1996, $9.6 million of cash was used in operating activities. Net cash used in operating activities included an increase in inventory of $69.4 million and a decrease in accounts payable of $2.7 million, offset by a decrease in accounts receivable of $52.7 million, net income, before certain non-cash items, of $7.9 million, and an increase in accrued liabilities of $1.4 million.

The number of days cost of sales in ending inventory increased from 37 days at October 29, 1995 to 45 days at January 28, 1996. This increase was primarily due to purchases made during the quarter to take advantage of vendor incentive opportunities. The number of days cost of sales in ending accounts payable decreased from 47 days at October 29, 1995 to 46 days at January 28, 1996. The number of days sales in ending accounts receivable decreased from 22 days at October 29, 1995 to 15 days at January 28, 1996, primarily due to accounts receivable that were sold under a financing facility (see discussion below). The receivables days adjusted for sold receivables were 38 days at January 28, 1996 compared to 36 days at October 29, 1995.

For the quarter ended January 28, 1996, $3.5 million was used in investing activities for the purchase of property and equipment, and net cash of $10.0 million provided by financing activities consisted primarily of borrowings under the Company's financing facility.

The Company maintains a primary financing agreement (the "Agreement") with a financing facility of $400 million. The Agreement includes two major components: an accounts receivable facility (the "A/R Facility") and an inventory facility (the "Inventory Facility"). The Agreement expires in August 1997.

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $250 million sold at any given time. At January 28, 1996, the net amount of sold accounts receivable was $203 million.

The Inventory Facility provides for borrowings up to $150 million. Within the Inventory Facility, the Company has a line of credit for the purchase of inventory from selected product suppliers ("Inventory Line of Credit") of $50 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $100 million. Payments for products purchased under the Inventory Line of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Line of Credit if payments are made when due. At January 28, 1996, the Company had $0.4 million outstanding under the Inventory Line of Credit (included in the accounts payable in the accompanying Balance Sheets), and $10 million outstanding under the Supplemental Line of Credit. As of January 28, 1996, the interest rate on the Supplemental Line of Credit was 7.56%.

Of the $400 million of financing capacity represented by the Agreement, $187 million was unused as of January 28, 1996. Utilization of the unused $187 million is dependent upon the Company's collateral availability at the time the funds would be needed.

Borrowings under the Agreement are secured by substantially all of the Company's assets, and the Agreement contains certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At January 28, 1996, the Company was in compliance with these covenants.

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

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                      (a)           Exhibits

                      10.1 MicroAge, Inc. 1995 Associate Stock Purchase Plan (Incorporated by reference to Appendix C to the Company's Proxy Statement for the Annual Meeting of Stockholders of the Company held March 15, 1995, File No. 0-15995)

                      10.2 First Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 33-58901)

                      10.3 Second Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan

                      11.1          Primary EPS Detail Calculation

                      11.2          Fully Diluted EPS Detail Calculation

                      27            Financial Data Schedule

                      (b) The Company did not file any Reports on Form 8-K during the quarter ended January 28, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MICROAGE, INC.

                                                   (Registrant)

Date: March 13, 1996                    By:  /s/ Jeffrey D. McKeever
                                                 -------------------------
                                                 Jeffrey D. McKeever
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: March 13, 1996                    By:  /s/ James R. Daniel
                                                 -------------------------
                                                 James R. Daniel
                                                 Senior Vice President, Chief
                                                 Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit No.               Description

  10.1            MicroAge, Inc. 1995 Associate Stock Purchase Plan
                  (Incorporated by reference to Appendix C to the Company's
                  Proxy Statement for the Annual Meeting of Stockholders of the Company held March 15, 1995, File No. 0-15995)

  10.2            First Amendment to the MicroAge, Inc. 1995 Associate Stock
                  Purchase Plan (Incorporated by reference to Exhibit 99.1 to
                  Registration Statement No. 33-58901)

  10.3            Second Amendment to the MicroAge, Inc. 1995 Associate Stock
                  Purchase Plan

  11.1            Primary EPS Detail Calculation

  11.2            Fully Diluted EPS Detail Calculation

  27              Financial Data Schedule