Form 10-Q
period 1996-04-28
MICROAGE INC /DE/
filed 1996-06-12
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    (Mark One)


      --------
         X      Quarterly report pursuant to Section 13 or 15 (d) of the
      --------  Securities Exchange Act of 1934,

      For the quarterly period ended April 28, 1996 or

      --------
                Transition report pursuant to Section 13 or 15(d) of the -------- Securities Exchange Act of 1934

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

                                       Yes  X   No
                                          ----    ----

      The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at June 10, 1996 was 14,456,641.

                                      INDEX

                                 MICROAGE, INC.


PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Consolidated balance sheets -- April 28, 1996 and October 29, 1995.

                Consolidated statements of income -- Quarters ended April 28, 1996 and April 30, 1995; 26 weeks ended April 28, 1996 and April 30, 1995.

                Consolidated statements of cash flows -- 26 weeks ended ended April 28, 1996 and April 30, 1995.

                Notes to consolidated financial statements -- April 28, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

Item 4.         Submission of Matters to a Vote of Security Holders

Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                     Assets
                                                                              April 28,            October 29,
                                                                                1996                   1995
                                                                         -------------------    -------------------
Current assets:
     Cash and cash equivalents                                           $          8,050       $         13,700
     Accounts and notes receivable, net                                           219,891                183,286
     Inventory, net                                                               289,587                297,742
     Other                                                                         13,113                 13,006
                                                                         -----------------      -----------------
         Total current assets                                                     530,641                507,734

Property and equipment, net                                                        46,933                 45,689
Intangible assets, net                                                             11,227                 11,201
Other                                                                               8,937                  7,939
                                                                         -----------------      -----------------
         Total assets                                                    $        597,738       $        572,563
                                                                         =================      =================

                                       Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                    $        396,376       $        379,897
     Accrued liabilities                                                           18,684                 13,968
     Current portion of long-term obligations                                       1,924                  2,908
     Other                                                                          3,235                  3,258
                                                                         -----------------      -----------------
         Total current liabilities                                                420,219                400,031

Long-term obligations                                                               3,571                  4,079

Stockholders' equity:
     Preferred stock, par value $1.00 per share;
         Shares authorized:  5,000,000
         Issued and outstanding:  none                                                 --                     --
     Common stock, par value $.01 per share;
         Shares authorized:  40,000,000
         Issued:  April 28, 1996        14,540,394
                  October 29, 1995      14,459,847                                    145                    145
     Additional paid-in capital                                                   122,940                122,399
     Retained earnings                                                             54,034                 49,539
     Loan to ESOT                                                                    (447)                  (768)
     Note receivable - stock purchase agreement                                    (2,000)                (2,000)
     Treasury stock, at cost;
         Shares:  April 28, 1996                97,028
                  October 29, 1995             115,443                               (724)                  (862)
                                                                         -----------------      -----------------
         Total stockholders' equity                                               173,948                168,453
                                                                         -----------------      -----------------
         Total liabilities and stockholders' equity                      $        597,738       $        572,563
                                                                         =================      =================

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)



                                                           Quarters ended                        26 weeks ended
                                                  ----------------------------------    ----------------------------------
                                                      April 28,          April 30,           April 28,         April 30,
                                                        1996               1995               1996              1995
                                                  ---------------    ---------------    ----------------  ----------------
    Revenue                                       $      863,648     $      743,460     $     1,643,966   $     1,417,779

    Cost of sales                                        819,079            704,204           1,559,454         1,344,256
                                                  ---------------    ---------------    ----------------  ----------------

    Gross profit                                          44,569             39,256              84,512            73,523

    Operating expenses                                    35,038             30,393              69,053            56,254
                                                  ---------------    ---------------    ----------------  ----------------

    Operating income                                       9,531              8,863              15,459            17,269

    Other expenses - net                                   4,384              4,593               7,542             8,036
                                                  ---------------    ---------------    ----------------  ----------------

    Income before income taxes                             5,147              4,270               7,917             9,233

    Provision for income taxes                             2,209              1,839               3,422             3,930
                                                  ---------------    ---------------    ----------------  ----------------

    Net income                                    $        2,938     $        2,431     $         4,495   $         5,303
                                                  ===============    ===============    ================  ================

    Net income per common share                   $         0.20     $         0.17     $          0.31   $          0.37
                                                  ===============    ===============    ================  ================

    Weighted average common and
      common equivalent
      shares outstanding                                  14,654             14,270              14,508            14,269

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                                            26 weeks ended
                                                                                    --------------------------------
                                                                                      April 28,          April 30,
                                                                                         1996               1995
                                                                                    --------------     -------------
    Cash flows from operating activities:
      Net income                                                                       $    4,495        $    5,303
      Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                                                    9,205             6,919
           Provision for losses on accounts and notes receivable                            3,113             2,500
           Changes in assets and liabilities, net of business acquisitions:
             Accounts and notes receivable                                                (39,718)           20,387
             Inventory                                                                      7,705           (11,104)
             Other current assets                                                            (107)              (33)
             Other assets                                                                  (1,061)           (1,902)
             Accounts payable                                                              16,478             2,969
             Accrued liabilities                                                            4,716            (1,533)
             Other liabilities                                                                115               283
                                                                                    --------------     -------------
        Net cash provided by operating activities                                           4,941            23,789

    Cash flows from investing activities:
      Purchases of property and equipment                                                  (9,237)          (12,509)
      Purchases of businesses and investments
        in unconsolidated companies                                                             -            (2,550)
                                                                                    --------------     -------------
        Net cash used in investing activities                                              (9,237)          (15,059)

    Cash flows from financing activities:
      Amounts received from ESOT                                                              321               315
      Proceeds from stock options exercised                                                   541               783
      Principal payments on long-term obligations                                          (2,216)           (1,050)
                                                                                    --------------     -------------
        Net cash provided by (used in) financing activities                                (1,354)               48
                                                                                    --------------     -------------
    Net increase (decrease) in cash and cash equivalents                                   (5,650)            8,778

    Cash and cash equivalents at beginning of period                                       13,700            11,074
                                                                                    --------------     -------------
    Cash and cash equivalents at end of period                                         $    8,050         $  19,852
                                                                                    ==============     =============

   The accompanying notes are an integral part of these financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the 26 weeks ended April 28, 1996 are not necessarily indicative of the results that may be expected for the year ending November 3, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 29, 1995.

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following:


                                       Quarters ended          26 weeks ended
                                  ----------------------  ---------------------
                                   April 28,  April 30,    April 28,   April 30,
                                     1996        1995        1996        1995
                                  ---------- -----------  ----------  ---------
      Interest expense            $     818  $    1,156   $   1,061   $   2,226

      Expenses from sales of
       accounts receivable            3,202       2,628       6,001       4,764
      Other                             364         809         480       1,046
                                  ==========  ==========  ==========  =========
                                  $   4,384   $   4,593   $   7,542    $  8,036
                                  ==========  ==========  ==========  =========




NOTE C - LITIGATION

On July 14 through July 19, 1994, seven class action complaints were filed in the United States District Court for the District of Arizona against the Company, certain of its officers and directors, and, in three of the lawsuits, one of the underwriters of the Company's June 16, 1994 public offering of common stock. On December 5, 1994, the Court consolidated the seven actions into a single action. On February 16, 1995, plaintiffs filed and served an amended, consolidated complaint against the Company, certain officers and directors of the Company, and three of the underwriters of the Company's June 16, 1994 public offering of common stock ("the Complaint"). The Complaint purports to be brought on behalf of a class of purchasers of the Company's common stock during the period April 13, 1994 through July 14, 1994. The complaint alleges, among other things, that the Company violated federal securities laws by making misleading public statements and omitting material facts regarding the Company's operations and financial results, which the plaintiffs contend to have artificially inflated the price of the Company's common stock during the alleged class period. The complaint seeks unspecified compensatory damages as well as fees and costs. On April 28, 1995, the Company filed a motion to dismiss the Complaint in its entirety. On March 25, 1996, the Court dismissed the majority of the allegations contained in the Complaint. The Company and the individual defendants deny the plaintiffs' remaining allegations of wrongdoing and intend to vigorously defend themselves in these actions. The proceeding is in its early stages, however, and its outcome cannot be predicted with certainty at this time.

NOTE D - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The accounting requirements are effective for transactions entered into in fiscal years beginning after December 15, 1995. The disclosure requirements are effective for fiscal years beginning after December 31, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines the fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company expects to implement the disclosure provisions of SFAS 123 for its fiscal year ending November 2, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                    Quarter ended                             26 weeks ended
                                -------------------------------------------------------------------------------------
                                April.28,  Jan. 28,   Oct. 29,   July 30,   April 30,   April 28,      April 30,
                                  1996       1996       1995      1995        1995        1996            1995
                                  ----       ----       ----      ----        ----        ----            ----
    Revenue (in thousands)      $863,648   $780,318   $764,239   $759,082   $743,460    $1,643,966     $ 1,417,779

    Cost of sales                   94.8 %     94.9 %     94.8 %     94.9 %     94.7 %        94.9 %          94.8 %
                                ---------  ---------  ---------  --------   ---------  ------------    ------------
    Gross profit                     5.2        5.1        5.2       5.1         5.3           5.1             5.2

    Operating and other expenses
       Operating expenses            4.1        4.4        4.8       4.4         4.1           4.2             4.0
       Restructuring and other
           one-time charges            -          -        1.2         -           -             -               -

                                ---------  ---------  ---------  --------   ---------  ------------    ------------
    Total                            4.1        4.4        6.0       4.4         4.1           4.2             4.0
                                ---------  ---------  ---------  --------   ---------  ------------    ------------
    Operating income                 1.1        0.8      (0.8)       0.7         1.2           0.9             1.2

    Other expenses - net             0.5        0.4        0.5       0.5         0.6           0.5             0.6
                                ---------  ---------  ---------  --------   ---------  ------------    ------------
    Income (loss) before income      0.6        0.4      (1.2)       0.2         0.6           0.5             0.7
    taxes

    Provision for income taxes       0.3        0.2      (0.5)       0.1         0.3           0.2             0.3
                                ---------  ---------  ---------  --------   ---------  ------------    ------------
    Net income (loss)                0.3 %      0.2 %    (0.8) %     0.1 %       0.3 %         0.3 %           0.4 %
                                =========  =========  =========  ========   =========  ============    ============

Total Revenue. Total revenue increased $120.2 million, or 16%, to $863.7 million for the quarter ended April 28, 1996 as compared to the quarter ended April 30, 1995. This revenue increase included a $63.1 million, or 22%, increase in systems integration business revenue and an $80.5 million, or 19%, increase in distribution business revenue.

Total revenue increased $226.2 million, or 16%, to $1.6 billion for the 26 weeks ended April 28, 1996 as compared to the 26 weeks ended April 30, 1995. This revenue increase included a $113.9 million, or 21%, increase in systems integration business revenue and a $152.6 million, or 19%, increase in distribution business revenue.

The revenue increase was primarily due to sales to resellers added since April 30, 1995, the Company's focus on large account sales, increased demand for the Company's major vendors' products and the Company's addition of new product lines.

Gross Profit Percentage. The Company's gross profit percentage was 5.2% for the quarter ended April 28, 1996, compared to 5.1% for the quarter ended January 28, 1996 and 5.3% for the quarter ended April 30, 1995. The gross profit percentage was 5.1% for the 26 weeks ended April 28, 1996 compared to 5.2% for the 26 weeks ended April 30, 1995.

Future gross profit percentages may be affected by market pressures, the introduction of new Company programs, changes in revenue mix, the Company's utilization of early payment discount opportunities, vendor pricing actions and other competitive and economic factors. See also "Potential Fluctuations in Operating Results" below.

Operating Expenses. Operating expenses increased $4.6 million to $35.0 million for the quarter ended April 28, 1996, as compared to the quarter ended April 30, 1995. The $4.6 million increase was primarily a result of increased revenue between the two periods, as expenses as a percentage of revenue were 4.1% for the quarters ended April 28, 1996 and April 30, 1995.

Operating expenses increased from $56.3 million, or 4.0% of revenue, for the 26 weeks ended April 30, 1995 to $69.1 million, or 4.2% of revenue, for the 26 weeks ended April 28, 1996. The primary factor in the $12.8 million increase was the Company's revenue increase between the two periods. If expenses as a percentage of revenue had remained constant between the periods, expenses would have increased by approximately $9.0 million. The remainder of the increase was primarily due to increased depreciation and facilities expansion. The increased depreciation resulted from expenditures for automation initiatives and facilites expansion.

Other Expenses - Net. Other expenses - net decreased to $4.4 million for the quarter ended April 28, 1996 from $4.6 million for the quarter ended April 30, 1995. Other expenses - net decreased to $7.5 million for the 26 weeks ended April 28, 1996 from $8.0 million for the 26 weeks ended April 30, 1995. These decreases were primarily due to a slight decrease in net financing costs.

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

Potential Fluctuations in Operating Results

The Company's operating results may vary significantly from quarter to quarter depending on certain factors, including, but not limited to, demand for the Company's information technology products and services, product availability, competitive conditions, and general economic conditions. In particular, the Company's operating results are sensitive to changes in the mix of product and service revenues, product margins, inventory adjustments and interest rates. Although the Company attempts to control its expense levels, these levels are based, in part, on anticipated revenues. Therefore, the Company may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, quarterly period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

For the 26 weeks ended April 28, 1996, $4.9 million of cash was provided by operating activities. Net cash provided by operating activities included net income, before certain non-cash items, of $16.8 million, an increase in accounts payable of $16.5 million, a decrease in inventory of $7.7 million and an increase in accrued liabilities of $4.7 million, offset by an increase in accounts receivable of $39.7 million

The number of days cost of sales in ending inventory decreased from 37 days at October 29, 1995 to 32 days at April 28, 1996. This decrease in inventory days was primarily due to a focus on controlling inventory levels and strong April sales. The Company anticipates the number of days cost of sales in ending inventory will return to historical levels. The number of days cost of sales in ending accounts payable decreased from 47 days at October 29, 1995 to 44 days at April 28, 1996. The number of days sales in ending accounts receivable increased from 22 days at October 29, 1995 to 23 days at April 28, 1996. The receivables days adjusted for receivables sold under a financing facility (see discussion below) were 37 days at April 28, 1996 compared to 36 days at October 29, 1995.

For the 26 weeks ended April 28, 1996, $9.2 million was used in investing activities for the purchase of property and equipment, and net cash of $1.3 million used in financing activities consisted primarily of payments on long-term obligations.

The Company maintains a primary financing agreement (the "Agreement") with a financing facility of $400 million. The Agreement includes two major components: an accounts receivable facility (the "A/R Facility") and an inventory facility (the "Inventory Facility"). The Agreement expires in August 1997.

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $250 million sold at any given time. At April 28, 1996, the net amount of sold accounts receivable was $135 million, and the effective funding rate was LIBOR plus 1.85%.

The Inventory Facility provides for borrowings up to $150 million. Within the Inventory Facility, the Company has a line of credit for the purchase of inventory from selected product suppliers ("Inventory Line of Credit") of $50 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $100 million. Payments for products purchased under the Inventory Line of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Line of Credit if payments are made when due. At April 28, 1996, the Company had $2.8 million outstanding under the Inventory Line of Credit (included in accounts payable in the accompanying Balance Sheet), and had no amounts outstanding under the Supplemental Line of Credit.

Of the $400 million of financing capacity represented by the Agreement, $262 million was unused as of April 28, 1996. Utilization of the unused $262 million is dependent upon the Company's collateral availability at the time the funds would be needed.

Borrowings under the Agreement are secured by substantially all of the Company's assets, and the Agreement contains certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At April 28, 1996, the Company was in compliance with these covenants.

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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

         See Note C of Notes to Consolidated Financial Statements (Unaudited) for information regarding a consolidated class action lawsuit against the Company, its directors, certain of its officers, and three of the underwriters of the Company's June 16, 1994 public offering of Common Stock.

Item 4.           Submission of Matters to a Vote of Security Holders.

         (a)      The Annual Meeting of Stockholders was held on March 13, 1996.

         (b)(1) The following individuals were re-elected to the Board of Directors as Class I Directors for three-year terms expiring at the Company's Annual Meeting in 1999: William H. Mallender and Lynda M. Applegate.

         (b)(2) The following individual was re-elected to the Board of Directors as a Class III Director for a two-year term expiring at the Company's Annual Meeting in 1998: Roy A. Herberger, Jr.

         (b)(3) The following individuals' terms continued after the Annual Meeting as Class II Directors. Their terms will expire at the Company's Annual Meeting in 1997:
                           Alan P. Hald and Steven G. Mihaylo.

         (b)(4) The following individuals' terms continued after the Annual Meeting as Class III Directors. Their terms will expire at the Company's Annual Meeting in 1998:
                           Jeffrey D. McKeever and Fred Israel.

         (c)(1) The only matter submitted for vote at the Annual Meeting was the re-election of two Class I Directors for three-year terms expiring at the Company's Annual Meeting in 1999, and the re-election of one Class III Director for a two-year term expiring at the Company's Annual Meeting in 1998. See Items 4(b)(1) and (2) hereof. The shares were voted as follows:


            Nominee                                          No. of Shares

            William H. Mallender            For                       13,285,817
                                            Against                       66,751
                                            Abstentions                       0
                                            Broker Non-votes                  0

            Lynda M. Applegate              For                       13,282,334
                                            Against                       72,384
                                            Abstentions                       0
                                            Broker Non-votes                  0

            Roy A. Herberger, Jr.           For                       13,282,876
                                            Against                       71,842
                                            Abstentions                       0
                                            Broker Non-votes                  0

         (d)      None.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Form of Franchise Agreement by and between the Company and its franchisees effective January 1996

                  10.2 Form of Agreement by and between the Company and its resellers effective November 1995

                  11.1     Primary EPS Detail Calculation

                  11.2     Fully Diluted EPS Detail Calculation

                  27       Financial Data Schedule

         (b) The Company did not file any Reports on Form 8-K during the quarter ended April 28, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   MICROAGE, INC.
                                                   (Registrant)


Date: June 12, 1996                      By:  /s/ Jeffrey D. McKeever
                                              -------------------------
                                              Jeffrey D. McKeever
                                              Chairman of the Board and
                                              Chief Executive Officer



Date: June 12, 1996                      By:  /s/ James R. Daniel
                                              -------------------------
                                              James R. Daniel
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer

                                  EXHIBIT INDEX



Exhibit No.               Description

       10.1 Form of Franchise Agreement by and between the Company and its franchisees effective January 1996

       10.2 Form of Agreement by and between the Company and its resellers effective November 1995

       11.1       Primary EPS Detail Calculation

       11.2       Fully Diluted EPS Detail Calculation

       27         Financial Data Schedule