Form 10-Q
period 1996-07-28
MICROAGE INC /DE/
filed 1996-09-11
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    (Mark One)


- --------
   X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934,
- --------

For the quarterly period ended July 28, 1996 or

- --------
            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
- --------

Commission file number 0-15995

                                 MICROAGE, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                       86-0321346
(State of incorporation)                                   (I. R. S.  Employer
                                                           Identification No.)

2400 South MicroAge Way
Tempe, AZ                                                             85282
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (602) 366-2000

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No
                                    ---    ---

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at September 5, 1996 was 14,531,187.

                                      INDEX

                                 MICROAGE, INC.


PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Consolidated  balance  sheets -- July 28,  1996 and  October 29,
                1995.

                Consolidated statements of income -- Quarters ended July 28, 1996 and July 30, 1995; 39 weeks ended July 28, 1996 and July 30, 1995.

                Consolidated statements of cash flows -- 39 weeks ended July 28, 1996 and July 30, 1995.

                Notes to consolidated financial statements -- July 28, 1996.

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                                      Assets
                                                                              July 28,             October 29,
                                                                                1996                   1995
                                                                         -------------------    -------------------
Current assets:
     Cash and cash equivalents                                           $         13,281       $         13,700
     Accounts and notes receivable, net                                           240,763                183,286
     Inventory, net                                                               287,784                297,742
     Other                                                                         12,108                 13,006
                                                                         -----------------      -----------------
         Total current assets                                                     553,936                507,734

Property and equipment, net                                                        48,091                 45,689
Intangible assets, net                                                             10,816                 11,201
Other                                                                               8,836                  7,939
                                                                         -----------------      -----------------
         Total assets                                                    $        621,679       $        572,563
                                                                         =================      =================

                                       Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                    $        417,346       $        379,897
     Accrued liabilities                                                           19,339                 13,968
     Current portion of long-term obligations                                       1,906                  2,908
     Other                                                                          1,908                  3,258
                                                                         -----------------      -----------------
         Total current liabilities                                                440,499                400,031

Long-term obligations                                                               2,953                  4,079

Stockholders' equity:
     Preferred stock, par value $1.00 per share;
         Shares authorized:  5,000,000
         Issued and outstanding:  none                                                 --                     --
     Common stock, par value $.01 per share;
         Shares authorized:  40,000,000
         Issued:  July 28, 1996             14,618,573
                  October 29, 1995          14,459,847                                146                    145
     Additional paid-in capital                                                   123,549                122,399
     Retained earnings                                                             57,585                 49,539
     Loan to ESOT                                                                    (329)                  (768)
     Note receivable - stock purchase agreement                                    (2,000)                (2,000)
     Treasury stock, at cost;
         Shares:  July 28, 1996                 97,028
                  October 29, 1995             115,443                               (724)                  (862)
                                                                         -----------------      -----------------
         Total stockholders' equity                                               178,227                168,453
                                                                         -----------------      -----------------
         Total liabilities and stockholders' equity                      $        621,679       $        572,563
                                                                         =================      =================

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)

                                         Quarters ended                       39 weeks ended
                                ---------------------------------    ----------------------------------
                                  July 28,           July 30,           July 28,          July 30,
                                    1996               1995               1996              1995
                                --------------    ---------------    ----------------  ----------------
    Revenue                     $     842,674     $      759,082     $     2,486,640   $     2,176,861

    Cost of sales                     797,904            720,324           2,357,358         2,064,580
                                --------------    ---------------    ----------------  ----------------

    Gross profit                       44,770             38,758             129,282           112,281

    Operating expenses                 36,054             33,480             105,107            89,734
                                --------------    ---------------    ----------------  ----------------

    Operating income                    8,716              5,278              24,175            22,547

    Other expenses - net                2,555              3,911              10,097            11,947
                                --------------    ---------------    ----------------  ----------------

    Income before income taxes          6,161              1,367              14,078            10,600

    Provision for income taxes          2,610                705               6,032             4,635
                                --------------    ---------------    ----------------  ----------------

    Net income                  $       3,551     $          662     $         8,046   $         5,965
                                ==============    ===============    ================  ================

    Net income per common share $        0.24     $         0.05     $          0.55   $          0.42
                                ==============    ===============    ================  ================

    Weighted average common and
      common equivalent
      shares outstanding               15,034             14,424              14,669            14,315

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                                            39 weeks ended
                                                                                    --------------------------------
                                                                                      July 28,           July 30,
                                                                                        1996               1995
                                                                                    --------------     -------------
    Cash flows from operating activities:
      Net income                                                                       $    8,046        $    5,965
      Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                                                   14,333            10,962
           Provision for losses on accounts and notes receivable                            4,893             3,820
           Changes in assets and liabilities, net of business acquisitions:
             Accounts and notes receivable                                                (62,370)           18,303
             Inventory                                                                      9,508           (12,595)
             Other current assets                                                             898              (323)
             Other assets                                                                    (718)           (2,462)
             Accounts payable                                                              37,449             1,717
             Accrued liabilities                                                            5,371            (1,431)
             Other liabilities                                                             (1,350)              291
                                                                                    --------------     -------------
        Net cash provided by operating activities                                          16,060            24,247

    Cash flows from investing activities:
      Purchases of property and equipment                                                 (15,019)          (18,308)
      Purchases of businesses and investments
        in unconsolidated companies                                                             -            (2,550)
                                                                                    --------------     -------------
        Net cash used in investing activities                                             (15,019)          (20,858)

    Cash flows from financing activities:
      Amounts received from ESOT                                                              439               477
      Proceeds from issuance of stock - stock option and
        employee stock purchase plans                                                       1,146               846
      Principal payments on long-term obligations                                          (3,045)           (1,701)
                                                                                    --------------     -------------
        Net cash used in financing activities                                              (1,460)             (378)
                                                                                    --------------     -------------
    Net increase (decrease) in cash and cash equivalents                                     (419)            3,011

    Cash and cash equivalents at beginning of period                                       13,700            11,074
                                                                                    --------------     -------------
    Cash and cash equivalents at end of period                                          $  13,281         $  14,085
                                                                                    ==============     =============

   The accompanying notes are an integral part of these financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the 39 weeks ended July 28, 1996 are not necessarily indicative of the results that may be expected for the year ending November 3, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 29, 1995.

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following:


                                  Quarters ended          39 weeks ended
                               ----------------------  ----------------------
                                 July 28,   July 30,     July 28,    July 30,
                                  1996       1995         1996        1995
                               ---------- -----------  ----------  ----------
   Interest expense (income)   $    (71)  $      690   $     990   $   2,916
   Expenses from sales of
    accounts receivable            2,283       2,810       8,284       7,573
   Other                             343         411         823       1,458
                               ---------- -----------  ----------  ----------
                               $   2,555   $   3,911   $  10,097   $  11,947
                               ========== ===========  ==========  ==========



NOTE C - LITIGATION

On July 14 through July 19, 1994, seven class action complaints were filed in the United States District Court for the District of Arizona against the Company, certain of its officers and directors, and, in three of the lawsuits, one of the underwriters of the Company's June 16, 1994 public offering of common stock. On December 5, 1994, the court consolidated the seven actions into a single action. On February 16, 1995, plaintiffs filed and served an amended, consolidated complaint against the Company, certain officers and directors of the Company, and three of the underwriters of the Company's June 16, 1994 public offering of common stock ("the Complaint"). The Complaint purports to be brought on behalf of a class of purchasers of the Company's common stock during the period April 13, 1994 through July 14, 1994. The complaint alleges, among other things, that the Company violated federal securities laws by making misleading public statements and omitting material facts regarding the Company's operations and financial results, which the plaintiffs contend to have artificially inflated the price of the Company's common stock during the alleged class period. The complaint seeks unspecified compensatory damages as well as fees and costs. On April 28, 1995, the Company filed a motion to dismiss the Complaint in its entirety. On March 25, 1996, the court dismissed the majority of the allegations contained in the Complaint. An agreement in principle has since been reached to settle the litigation, subject to reducing the settlement terms to writing and obtaining court approval thereof. The Company's contribution to the proposed settlement, after the contributions of the Company's director's and officer's insurers, will not be material to the Company's financial position or results of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                    Quarter ended                                    39 weeks ended
                                --------------------------------------------------------      -----------------------------
                                July 28,   April 28,  Jan. 28,   Oct.29,    July 30,           July 28,        July 30,
                                  1996       1996       1996      1995        1995               1996            1995
                                  ----       ----       ----      ----        ----               ----            ----
    Revenue (in thousands)      $842,674   $863,648   $780,318   $764,239   $759,082           $2,486,640     $ 2,176,861

    Cost of sales                   94.7 %     94.8 %     94.9 %    94.8 %      94.9 %               94.8 %          94.8 %
                                ---------  ---------  ---------  --------   ---------         ------------    ------------
    Gross profit                     5.3        5.2        5.1       5.2         5.1                  5.2             5.2

    Operating and other expenses
       Operating expenses            4.3        4.1        4.4       4.8         4.4                  4.2             4.1
       Restructuring and other
           one-time charges            -          -          -       1.2           -                    -               -
                                 ---------  ---------  ---------  --------   ---------         ------------    ------------
    Total                            4.3        4.1        4.4       6.0         4.4                  4.2             4.1
                                ---------  ---------  ---------  --------   ---------         ------------    ------------
    Operating income (expense)       1.0        1.1        0.8     (0.8)         0.7                  1.0             1.0

    Other expenses - net             0.3        0.5        0.4       0.5         0.5                  0.4             0.5
                                ---------  ---------  ---------  --------   ---------         ------------    ------------
    Income (loss) before income      0.7        0.6        0.4     (1.2)         0.2                  0.6             0.5
    taxes

    Provision for income taxes       0.3        0.3        0.2     (0.5)         0.1                  0.2             0.2
                                ---------  ---------  ---------  --------   ---------         ------------    ------------
    Net income (loss)                0.4 %      0.3 %      0.2 %   (0.8) %       0.1 %                0.3 %           0.3 %
                                =========  =========  =========  ========   =========         ============    ============

Total Revenue. Total revenue increased $83.6 million, or 11%, to $842.7 million for the quarter ended July 28, 1996 as compared to the quarter ended July 30, 1995. This revenue increase included a $77.7 million, or 17%, increase in distribution business revenue and a $24.2 million, or 8%, increase in systems integration business revenue.

Total revenue increased $309.8 million, or 14%, to $2.5 billion for the 39 weeks ended July 28, 1996 as compared to the 39 weeks ended July 30, 1995. This revenue increase included a $230.3 million, or 18%, increase in distribution business revenue and a $138.0 million, or 16%, increase in systems integration business revenue.

The revenue increase was primarily due to sales to resellers added since July 30, 1995, the Company's focus on large account sales, increased demand for the Company's major vendors' products and the Company's addition of new product lines. The increase was partially offset by a decrease in revenue due to the sale of the Company's memory distribution business in the fourth quarter of fiscal year 1995.

Gross Profit Percentage. The Company's gross profit percentage was 5.3% for the quarter ended July 28, 1996, compared to 5.2% for the quarter ended April 28, 1996 and 5.1% for the quarter ended July 30, 1995. The gross profit percentage was 5.2% for the 39 weeks ended July 28, 1996 and for the 39 weeks ended July 30, 1995.

Future gross profit percentages may be affected by market pressures, the introduction of new Company programs, changes in revenue mix, the Company's utilization of early payment discount opportunities, vendor pricing actions and other competitive and economic factors. See also "Potential Fluctuations in Operating Results" below.

Operating Expenses. Operating expenses increased $2.6 million to $36.0 million for the quarter ended July 28, 1996, as compared to the quarter ended July 30, 1995. The $2.6 million increase was primarily a result of increased revenue between the two periods, as expenses as a percentage of revenue were 4.3% and 4.4% for the quarters ended July 28, 1996 and July 30, 1995, respectively.

Operating expenses increased from $89.7 million, or 4.1% of revenue, for the 39 weeks ended July 30, 1995 to $105.1 million, or 4.2% of revenue, for the 39 weeks ended July 28, 1996. The primary factor in the $15.4 million increase was the Company's revenue increase between the two periods. If expenses as a percentage of revenue had remained constant between the periods, expenses would have increased by approximately $13.0 million. The remainder of the increase was primarily due to increased depreciation and facilities expansion. The increased depreciation resulted from expenditures for automation initiatives and facilities expansion.

Other Expenses - Net. Other expenses - net decreased to $2.6 million for the quarter ended July 28, 1996 from $3.9 million for the quarter ended July 30, 1995. Other expenses - net decreased to $10.1 million for the 39 weeks ended July 28, 1996 from $11.9 million for the 39 weeks ended July 30, 1995. These decreases were primarily due to a decrease in net financing costs as a result of lower average borrowings required to finance inventory balances.

If the Company is successful in achieving revenue growth, its working capital requirements and related financing costs are likely to increase. In addition, if the Company utilizes early payment discount opportunities with vendors, financing costs and gross profit will increase.

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

Liquidity and Capital Resources

The Company has financed its growth and cash needs to date primarily through working capital financing facilities, bank credit lines, common stock offerings and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales. If the Company is successful in achieving revenue growth, its working capital requirements are likely to increase.

In order to establish or solidify its presence in strategic markets or in response to competitive pressures, the Company may make acquisitions of, or investments in, reseller locations. These acquisitions or investments may be made utilizing cash, stock or a combination of cash and stock.

For the 39 weeks ended July 28, 1996, $16.0 million of cash was provided by operating activities. Net cash provided by operating activities included net income, before certain non-cash items, of $27.3 million, an increase in accounts payable of $37.4 million, a decrease in inventory of $9.5 million and an increase in accrued liabilities of $5.4 million, offset by an increase in accounts receivable of $62.4 million and a decrease in other liabilities of $1.4 million.

The number of days cost of sales in ending inventory decreased from 37 days at October 29, 1995 to 32 days at July 28, 1996. This decrease in inventory days was primarily due to a focus on controlling inventory levels and supply constraints from certain of the Company's suppliers. The Company anticipates the number of days cost of sales in ending inventory will increase but should remain at or below historical levels. The number of days cost of sales in ending accounts payable remained constant at 47 days at October 29, 1995 and July 28, 1996. The number of days sales in ending accounts receivable increased from 22 days at October 29, 1995 to 26 days at July 28, 1996. The receivables days adjusted for receivables sold under a financing facility (see discussion below) were 40 days at July 28, 1996 compared to 36 days at October 29, 1995.

For the 39 weeks ended July 28, 1996, $15.0 million was used in investing activities for the purchase of property and equipment, and net cash of $1.5 million used in financing activities consisted primarily of principal payments on long-term obligations.

The Company maintains a primary financing agreement (the "Agreement") with a financing facility of $400 million. The Agreement includes two major components: an accounts receivable facility (the "A/R Facility") and an inventory facility (the "Inventory Facility"). The Agreement expires in August 1997.

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $250 million sold at any given time. At July 28, 1996, the net amount of sold accounts receivable was $136 million, and the effective funding rate was LIBOR plus 1.85%.

The Inventory Facility provides for borrowings up to $150 million. Within the Inventory Facility, the Company has a line of credit for the purchase of inventory from selected product suppliers ("Inventory Line of Credit") of $50 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $100 million. Payments for products purchased under the Inventory Line of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Line of Credit if payments are made when due. At July 28, 1996, the Company had $8 million outstanding under the Inventory Line of Credit (included in accounts payable in the accompanying Balance Sheet), and had no amounts outstanding under the Supplemental Line of Credit.

Of the $400 million of financing capacity represented by the Agreement, $256 million was unused as of July 28, 1996. Utilization of the unused $256 million is dependent upon the Company's collateral availability at the time the funds would be needed.

Borrowings under the Agreement are secured by substantially all of the Company's assets, and the Agreement contains certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At July 28, 1996, the Company was in compliance with these covenants.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)                       Exhibits

          10.1                      Second    Amendment   to   MicroAge,    Inc.
                                    Retirement   Savings  and   Employee   Stock
                                    Ownership Plan dated March 14, 1996

          11.1                      Primary EPS Detail Calculation

          11.2                      Fully Diluted EPS Detail Calculation

          27                        Financial Data Schedule

          (b) The Company did not file any Reports on Form 8-K during the quarter ended July 28, 1996.

                                  EXHIBIT INDEX

Exhibit No.     Description

10.1 Second Amendment to MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan dated March 14, 1996

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

                                          MICROAGE, INC.
                                          (Registrant)



Date: September 11, 1996                By:  /s/ Jeffrey D. McKeever
                                            ----------------------------
                                             Jeffrey D. McKeever
                                             Chairman of the Board and
                                             Chief Executive Officer




Date: September 11, 1996                By:  /s/ James R. Daniel
                                            ----------------------------
                                             James R. Daniel
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer