Form 10-K405
period 1996-11-03
MICROAGE INC /DE/
filed 1997-01-31
CIK 814249

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   X     Annual report pursuant  to  Section  13  or  15(d)  of  the  Securities
  --- Exchange Act of 1934 (Fee Required) For the fiscal year ended November 3, 1996 or

         Transition  report  pursuant to Section  13 or  15(d) of the Securities
  ---    Exchange Act of 1934 (No Fee Required)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $328,102.550 at January 15, 1997, based on the closing market price of the Common Stock on such date, as reported by NASDAQ.

     The number of shares of the registrant's Common Stock outstanding at January 15, 1997 was 14,772,030.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on April 2, 1997 are incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1.           BUSINESS

BUSINESS OVERVIEW

MicroAge, Inc. (the "Company"), was incorporated in the State of Arizona in 1976 and reincorporated in the State of Delaware in 1987. The Company is a global systems integrator and a full-line distributor of information technology products and services. Information technology solutions offered by the Company include servers, desktops, mobile computing, mass storage, connectivity, imaging, peripherals, software, and component products from leading manufacturers, including COMPAQ Computer Corporation ("COMPAQ"), Hewlett-Packard Company ("Hewlett-Packard"), International Business Machines Corporation ("IBM"), Toshiba America Information Systems, Inc., Apple Computer, Inc., Digital Equipment Corporation ("Digital"), NEC Technologies, Inc., Microsoft Corporation, and Novell, Inc..

Unless the context otherwise requires, as used herein, the term the "Company" refers to MicroAge, Inc., its predecessors, and subsidiaries. The Company's headquarters is located at 2400 South MicroAge Way, Tempe, Arizona 85282-1896, and its telephone number is (602) 804-2000.

This  document may contain  "forward-looking  statements"  within the meaning of
Section 27A of the  Securities  Act of 1933 and  Section  21E of the  Securities
Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements. See "Products and Vendors" and "Competition" in this Item and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operations" and "Potential Fluctuations in Operating Results" in Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any such forward-looking statements.

BUSINESS STRATEGY

The Company's dual strategic focus is to pursue profit expansion and revenue growth. The Company's profit expansion strategy focuses on expense control, including the improvement of the Company's internal processes and procedures, effective asset management, and the addition and expansion of higher-margin products and services. Revenue growth is driven primarily by sales to new resellers, the Company's focus on large account sales, increased demand for the Company's major vendors' products, and the addition of new product lines.

BUSINESS GROUPS

The Company implements its business strategy through four principal business groups: MicroAge Distribution Group, MicroAge Integration Group, MicroAge Logistics Group, and MicroAge Services Group. These business groups provide the framework for managing the Company's expanding technology services portfolio. Under the framework of these business groups, the Company will continue to expand and foster the customer-focused business unit structure, which delivers market-driven products and services to specific customer segments. In addition, the Company provides various support services to the four business groups, including financial services, through the MicroAge Headquarters Support Group.

MicroAge Distribution Group

General. The MicroAge Distribution Group consists of the Company's MicroAge Computer Centers and MicroAge Technologies business units. The Distribution Group provides more than 20,000 technology hardware and software products and value-added services (including product financing, technical support, and distribution) to reseller customers worldwide. The customer group consists of franchised resellers and non-franchised resellers, including value-added resellers ("VARs") (the "Network"). The Company provides distribution and support services to resellers so that the Company and the resellers may realize operating efficiencies and benefit from economies of scale in product purchasing and distribution, financing, and working capital management. See "MicroAge Logistics Group" below for a discussion of certain of the Company's services to resellers and end-user customers, including distribution and integration services. See "MicroAge Services Group" and "MicroAge Headquarters Support Group" for a discussion of other services available to resellers, including integration and financial services.

Resellers generally operate independently, although franchisees operate under the Company's proprietary marks. The Company generally does not require minimum purchase levels from its reseller customers. Due in part to "open sourcing" (see "Products and Vendors - Open Sourcing" below) and the expansion of the Company's product offerings to include products that have previously been offered primarily by wholesale distributors (see "Products and Vendors - Product Strategy" below), sales tos VARs has been one of the Company's fastest growing sales segments. The loss of any single reseller would not have a material adverse impact on the Company.

Reseller Purchasing Terms. The Company offers resellers several financing options, including the option of purchasing products on open credit terms of up to 30 days, subject to credit review and approval. If the Company is successful in achieving continued revenue growth, this reseller financing program will place increased demands on the Company's working capital requirements to fund the associated increase in accounts receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 7 of this report. See also "MicroAge Headquarters Support Group" for a discussion of the broad range of financial services that the Company offers to resellers.

Network Expansion. The Company will continue to pursue Network expansion through the recruitment of established computer resellers that can use and benefit from the products and services offered by the Company. In addition, in order to establish  or  solidify  its  presence  in  strategic  markets or in response to competitive pressures, the Company has made, and in the future may make, acquisitions of or investments in additional reseller locations. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" in Part II, Item 7 of this report.

MicroAge Integration Group

General. The MicroAge Integration Group consists of the Company's MicroAge Infosystems Services ("MIS"), MicroAge Solutions, Inc.("MAS"), and Selective Outsourcing Services business units. The Integration Group provides distributed computing solutions to large corporations, government agencies, and educational institutions worldwide through the global MIS network of qualified resellers (the "MIS Network"), which includes Company-owned and affiliated branches. As of November 3, 1996, the Company owned and operated thirteen resellers through its MAS business unit.

Large end-user customers are generally solicited by the Company's large account sales and service force in collaboration with MIS Network resellers. While the
MicroAge Network of resellers encompasses thousands of affiliated resellers worldwide, MIS Network resellers must meet rigorous MIS certifications. The MIS Network offers the advantage of the local presence of the MIS Network reseller combined with the Company's financial and operational stability to provide consistent pricing and services to large end-user customers. See "MicroAge Services Group" and "MicroAge Headquarters Support Group" for a discussion of various services available to MIS Network resellers and large end-user customers, including integration and financial services. See also "MicroAge Logistics Group -- Distribution Services" below for a discussion of the Company's distribution services to resellers and end-user customers.

Selective Outsourcing Services. Selective Outsourcing Services serves as a large end-user customer's single point-of-contact for the planning, implementation, and support aspects of a project.

Support Services. The MIS Network provides expertise and advanced technical support capabilities that can be accessed at the local level. Nationwide, the MIS Network currently deploys hundreds of technicians, systems engineers, certified network engineers, and supplier-specific certified engineers for various applications. MIS also coordinates strategic service alliances with industry leaders that include DecisionOne Corporation, Digital, Unisys Corporation, and Comdisco, Inc., to support large-account business. In addition, MIS offers expertise in Microsoft Windows NT, Lotus Notes, Cisco, Bay Networks, and Internet- related services.

Global Services. "MIS Global" coordinates global fulfillment for international clients through local in- country fulfillment, regional distribution through "MIS Europe," and centralized distribution through exports from the United States. With a global reach that extends to 29 countries, MIS Global also offers the following services and capabilities: project planning and analysis; project management; supplier relations management in export authorization, pricing, warranty, and maintenance; international configuration and transportation services; and international technical support services.

MicroAge Logistics Group

General. The MicroAge Logistics Group consists of several of the Company's business units, including MicroAge Distribution Services, the MicroAge Quality Integration Center, MicroAge Service Solutions, MicroAge Sourcing Services, and MicroAge Global Support Services. The Logistics Group provides distribution and integration services to resellers, large organizations, and technology suppliers.

Distribution Services. Product orders are fulfilled and shipped from distribution centers located in Tempe, Arizona, Cincinnati, Ohio, and Sparks, Nevada for delivery in one to three business days to a reseller or end-user anywhere in the continental United States. In conjunction with product ordering and shipment, the Company offers various services to end-user customers and resellers, including expedited delivery, vendor direct shipment, deferred shipment, and the following special services:

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

Quality Integration Center. The MicroAge Quality Integration Center is an ISO 9001-certified facility that offers custom integration services, including systems set-up; local area network integration and testing; board-level enhancement; disk or tape drive installation; device testing; and software loading, including complex operating systems. Each integrated system is tested and inspected before delivery to ensure that manufacturer and customer specifications are met. The Quality Integration Center can incorporate unique or highly complex system testing requirements into the integration process. The Quality Integration Center also direct-ships configured systems to end-user customers, allowing resellers to service these customers more profitably by reducing inventory levels, carrying costs, and freight expense, and by freeing up technical staff.

MicroAge Service Solutions. Through MicroAge Service Solutions, the Company's customers can select a help desk solution that provides end-users with a single point of contact for questions or problems relating to the use of shrink-wrap software, network operating systems, communications software, and proprietary client application software. For large scale technical and non-technical teleservices, MicroAge Service Solutions offers customers state-of-the-art call center technology to conduct inbound support and outbound services, including new product launches, surveys, and direct mail follow up.

MicroAge Sourcing Services. Through alliances with industry-leading suppliers, the Company provides clients with one-stop sourcing for information technology hardware and software. MicroAge Sourcing Services has relationships with more than 500 on-demand suppliers to quickly procure products outside of the Company's major manufacturing alliances. The Company also offers consigned storage and redistribution of customer-owned proprietary products.

MicroAge Global Support Services. "GSS" coordinates an international network of service providers who provide total systems support for customers worldwide.
Through this network, GSS offers centralized hardware call screening, diagnostics, and service dispatching for personal computers, workstations, laptops, terminals, options, and peripherals. The available services include the following: on-site or mail-in depot repair, manufacturer depot warranty to on-site warranty upgrades, out-of -warranty on-site maintenance, and time and materials fulfillment service.

MicroAge Services Group

General. The MicroAge Services Group consists of several of the Company's business units, including ECadvantage, Inc., MicroSource, Inc., MicroAge Data Services, MicroAge Marketing Services, MicroAge Strategic Alliances, and MicroAge Category Management. The MicroAge Services Group surveys customer needs and establishes the go-to-market strategies that provide information technology solutions ranging from mobile computing and computer telephony integration to multimedia and software licensing.

ECadvantage. Introduced in September 1996, ECadvantage is a series of integrated tools that allow MicroAge's resellers and large account customers to electronically configure systems, retrieve technical specifications, generate quotes, and place orders. ECadvantage provides access to MicroAge's extensive product catalog, including product and technical specifications, as well as capabilities for order management and checking on order status at any time.

MicroSource. MicroSource incorporates the MicroAge Internet Department and MicroAge Multimedia Department. The Internet Department is a focal point for Internet-related projects and web-hosting services. The Multimedia Department develops custom multimedia applications for businesses.

MicroAge Data Services. MDS is designed to capture, package, and deliver product and market information to technology manufacturers, resellers, consultants, and end-users. MDS also manages the Company's information systems infrastructure and provides help desk services to large organizations through MicroAge Information Services. In addition, MDS provides resellers and certain end-user customers with various technical services, including telephone hotline support, technical publications, on-line technical services, training programs, product evaluation, and on-site consultation.

MicroAge Marketing Services. Marketing Services develops, sells, and implements high-quality marketing programs that create demand and increase sales for the Company and its suppliers, enhance the MicroAge brand, and generate profit for the Company.

MicroAge Strategic Alliances. This business unit develops strategic alliances with select suppliers with the goal of identifying and executing mutually beneficial joint efforts.

MicroAge Category Management. In an effort to maximize revenue and profitability, the Company has implemented product/service category management principles and practices, managing categories as strategic businesses, and producing enhanced business results by focusing on integrating sales, marketing, and purchasing to deliver client value.

MicroAge Headquarters Support Group

Headquarters Support provides numerous services, including financial (described below), administrative, human resources, and facilities services. The Company has developed numerous financial services that are designed to improve the ability of qualifying resellers to purchase products from the Company in a cost-effective manner. The Company also sponsors payment programs with commercial credit companies to facilitate reseller purchases of products from vendors that do not offer their own payment programs; under these programs, the Company receives payment for product sales within three to five business days and pays the commercial credit company a fee based on a percentage of the products sold.

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

PRODUCTS AND VENDORS

Product Strategy. The Company sells a broad selection of products with a predominant focus on the products of major microcomputer and peripheral manufacturers. Three vendors of the Company each represented more than 10% of total product sales for the year ended November 3, 1996. They were COMPAQ, Hewlett-Packard, and IBM. The following table sets forth the percentage of sales of these vendors' products for the last three fiscal years:

                                 1994              1995              1996
                                 ----------------------------------------

         COMPAQ                   22%               21%               22%
         Hewlett-Packard          19%               20%               20%
         IBM                      19%               15%               14%

Sales of these three manufacturers' products represented approximately 56% of the Company's revenue from product sales during both fiscal 1996 and fiscal 1995. The Company's agreements with these vendors generally are renewed periodically and permit termination by the vendor without cause, generally upon 30 to 90 days' notice, depending on the vendor. The Company believes that these provisions are standard in the computer reseller industry. In addition, the Company's business is dependent upon price and related terms and product availability provided by its key vendors. Although the Company considers its relationships with COMPAQ, Hewlett-Packard, and IBM to be good, there can be no assurance that these relationships will continue as presently in effect or that changes by one or more of these key vendors in their volume discount schedules or other marketing programs would not adversely affect the Company. Termination or nonrenewal of the Company's agreements with COMPAQ, Hewlett-Packard, or IBM would have a material adverse effect on the Company's business.

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

Product Supply

The computer reseller industry continues to experience product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply certain products. In addition, certain vendors have initiated new channels of distribution that increase competition for the available product supply. The backlog of orders for products distributed by the Company was $401.6 million on November 3, 1996, compared to $149.6 million at October 29, 1995. Such orders are not necessarily firm since customers may place orders with several computer resellers and will accept products from the first computer reseller to provide delivery. There can be no assurance that vendors will be able to maintain an adequate supply of products to fulfill all of the Company's customer orders on a timely basis. Although the Company has not historically encountered such conditions, the failure to obtain adequate product supplies, if competitors were able to obtain them, could have a material adverse effect on the Company's results of operations.

Open Sourcing

In the past, certain of the Company's vendors required resellers to purchase their products and services exclusively from one source. Vendors have generally removed this requirement, resulting in "open sourcing" of their products. To date, open sourcing has significantly contributed to the rapid growth of the Company's sales to VARs. However, competitive pricing pressures throughout the industry have intensified; these competitive pressures have been particularly evident in the Company's distribution business. During 1996, 61% of total sales were attributable to the Company's distribution business and 39% of total sales were attributable to its systems integration business. While the Company believes that it can effectively compete for sales of those products available under open sourcing, there can be no assurance that open sourcing will not adversely affect the Company's business.

Vendor Relationships

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

Several major vendors sponsor payment programs with commercial credit companies to facilitate product sales to and through the Network. Such programs generally provide Network resellers with payment terms ranging from 30 to 60 days, depending on the vendor. Under these programs, the Company generally receives payment for product sales within three to five business days, thus significantly reducing the Company's working capital requirements and credit exposure. See "MicroAge Headquarters Support Group" for a discussion of payment programs that the Company sponsors with commercial credit companies to facilitate reseller purchases of products from vendors that do not offer their own payment programs.

COMPETITION

The computer reseller industry is characterized by intense competition, based primarily on product availability, price, speed of delivery, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines, service and post-sale support, and quality of customer training. In addition, the Company faces competition in the recruitment and retention of resellers for the Network. The Company and Network locations compete for sales with numerous resellers, including (i) master resellers; (ii) direct resellers; (iii) wholesalers (resellers that do not sell to end-users);
(iv) vendors that sell directly to large purchasers; and (v) parties that implement other sales methods, such as direct mail, computer "superstores," and mass merchandisers. See "Products and Vendors -- Open Sourcing" for a discussion of the competitive pressures associated with open sourcing.

EMPLOYEES

As of November 3, 1996, the Company employed approximately 2,892 persons, 569 of whom were employed at the thirteen Company-owned reseller locations. No employees are represented by labor unions. The Company considers its employee relations to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company as of January 15, 1997:

         NAME                       AGE              POSITION

     Jeffrey D. McKeever            54                Chairman of the Board and Chief Executive Officer
     Alan P. Hald                   50                Vice Chairman of the Board and Secretary; and
                                                      President, MicroAge Enterprises, Inc.
     Robert G. O'Malley             51                President
     James R. Daniel                49                Senior Vice President, Chief Financial Officer and
                                                      Treasurer; and President, Headquarters Support Group
     James G. Manton                49                Senior Vice President - Operations
     Christopher J. Koziol          36                Senior Vice President - Sales and President,
                                                      Distribution Group
     John S. Lewis                  43                President, Integration Group; and President,
                                                      MicroAge Infosystems Services, Inc.
     John H. Andrews                40                President, Logistics Group; and President, MicroAge
                                                      Logistics Services, Inc.
     Jeffrey M. Swanson             42                President, MicroAge Solutions, Inc.
     Raymond L. Storck              36                Vice President - Controller and Assistant Treasurer
     James H. Domaz                 41                Corporate Counsel and Assistant Secretary

JEFFREY D. MCKEEVER has served as Chief Executive Officer since February 1987 and as Chairman of the Board since October 1991. Mr. McKeever co-founded the Company in August 1976 and has served as a director of the Company since October 1976. He also served as President from June 1995 to January 1996, from January 1993 to February 1993, and from February 1987 to October 1991, as Chairman of the Board and Secretary from October 1976 to February 1987, and as Treasurer from October 1976 to February 1983 and from February 1987 to December 1988.

ALAN P. HALD has served as Vice-Chairman of the Board since October 1991 and as Secretary since February 1987. He co-founded the Company in August 1976 and has served as a director of the Company since October 1976. He also served as President from February 1993 to August 1993 and from October 1976 to February 1987, Chairman of the Board from February 1987 to October 1991 and Treasurer from February 1983 to February 1987.

ROBERT G. O'MALLEY has served as President of the Company since November 1996 and as President, MicroAge Data Services, MCCI, since May 1995. He also served as Vice President - Services Marketing of the Company from January 1996 to November 1996. Prior to joining the Company, he held various positions with IBM Corporation since January 1976, including General Manager, PC Desktop Systems from September 1994 to February 1995; Vice President of Marketing & Brand Management - Americas from February 1994 to September 1994; Managing Director, Asia Pacific PC Operations from January 1992 to January 1994; Vice President, National Distribution Division, from August 1990 to December 1991; and Director, US Finance and Planning, from February 1988 to July 1990.

JAMES R. DANIEL has served as Senior Vice President and Chief Financial Officer of the Company since January 1993, and as Treasurer of the Company from January 1993 until December 1994, at which time he assumed the additional position of President, Headquarters Support Group. He reassumed the title of Treasurer in September 1995. Prior to joining MicroAge, he served as Chief Financial Officer and Treasurer of Dell Computer Corporation from 1991 to 1993. Prior to Dell, he served as Chief Financial Officer and Treasurer for SCI Systems, Inc., an electronics contract manufacturer, from 1984 to 1991. Mr. Daniel is a certified public accountant.

JAMES G. MANTON has served as Senior Vice President - Operations of the Company since November 1996. He also served as Group Vice President - Technical Services, MicroAge Logistics Services, Inc. from September 1993 to November 1996 and as Vice President - Technical Services, MicroAge Logistics Services, MCCI from January 1993 to September 1993. Mr. Manton served as Executive Vice President from January 1987 to February 1989, at which time he left the Company to start his own companies. He served as President of Unizone, Inc., a systems integrator, from March 1989 to July 1993 and as Chairman of QualiTime
Strategies, Inc., a consulting firm engaged in cycle time reduction, from July 1991 to December 1992.

CHRISTOPHER J. KOZIOL has served as President, Distribution Group since November 1996, and as Senior Vice President - Sales of the Company since May 1996. He served as President, MicroAge Infosystems Services, Inc. from October 1995 to January 1997, as President, MicroAge Infosystems Services, MCCI, from July 1993 to October 1995, and as Vice President, Sales, MCCI, from January 1992 to July 1993. He joined the Company in September 1985 and served as Director-Regional Support from March 1988 to December 1991.

JOHN S. LEWIS has served as President, Integration Group of the Company and as President, MicroAge Infosystems Services, Inc. since January 1997. Prior to joining the Company, he served as Executive Vice President, Division Manager of Wells Fargo Bank's Southwest Region branch network from April 1996, when Wells Fargo acquired First Interstate Bancorp, to November 1996. He also served as Chairman and Chief Executive Officer of First Interstate's Southwest Region and as Chairman of the Board and Chief Executive Officer of First Interstate Bank of Arizona from January 1995 to April 1996. Mr. Lewis joined First Interstate Bank of Arizona in August 1990 as Executive Vice President and served in a variety of positions, including Chief Operating Officer for the Southwest Region from April 1994 to December 1995.

JOHN H. ANDREWS has served as President, Logistics Group of the Company since November 1996 and as President, MicroAge Logistics Services, MCCI, since July 1993. He also served as Vice President - Logistics of the Company from December 1995 to November 1996; Vice President - Operations from July 1993 to December 1995; Group Vice President, Operations from January 1993 to July 1993; Vice President and Chief Financial Officer from June 1990 to January 1993; and as Treasurer from June 1991 to January 1993. Mr. Andrews joined the Company in 1984 and served as Principal Accounting Officer from December 1988 to June 1990. Mr Andrews is a certified public accountant.

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

JAMES H. DOMAZ has served as Corporate Counsel and Assistant Secretary of the Company since November 1996, as Legal Counsel from April 1996 to November 1996, and Associate Counsel from May 1993 to April 1996. Prior to joining the Company he served as General Counsel for C&L Distributing, Inc.
from May 1991 to May 1993.

ITEM 2.  PROPERTIES

The Company's executive offices are located in Tempe, Arizona and occupy approximately 232,428 square feet of commercial office space. The Company operates automated distribution and logistics centers in Tempe, Arizona and Cincinnati, Ohio, which occupy approximately 300,000 square feet each, and in Sparks, Nevada, which occupies approximately 100,000 square feet. The Company also maintains a 125,000 square foot Technical Services Center in Tempe, Arizona, adjacent to a 135,000 square foot Quality Integration Center.

As of November 3, 1996, the Company operated thirteen Company-owned reseller locations (one each in Tempe, Arizona; Plymouth, Minnesota; Chicago, Illinois; Westminster, Colorado; Burlington, Massachusetts; Wilton, Connecticut; Novi, Michigan; St. Louis, Missouri; New York, New York; Oklahoma City,

Oklahoma; Tulsa, Oklahoma; Houston, Texas; and Irving, Texas), which occupy an aggregate of approximately 146,575 square feet.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the symbol MICA and has been quoted on the Nasdaq National Market since July 1, 1987. The following table sets forth the quarterly high and low sale prices for the common stock as reported by the Nasdaq National Market for the two most recent fiscal years:

                                                       RANGE OF SALE PRICES
                                                         HIGH         LOW
                                                         ----         ---

     FISCAL 1995
         First Quarter    . . . . . . . . . . . . .     $12 1/2       $10 3/4
         Second Quarter   . . . . . . . . . . . . .     $11 3/4       $ 8 5/8
         Third Quarter  . . . . . . . . . . . . . .     $14 7/8       $ 9 13/16
         Fourth Quarter   . . . . . . . . . . . . .     $13 1/8       $ 8 1/8

     FISCAL 1996

         First Quarter  . . . . . . . . . . . . . .     $ 9 1/2       $ 7 1/2
         Second Quarter   . . . . . . . . . . . . .     $10 5/8       $ 9
         Third Quarter  . . . . . . . . . . . . . .     $15 3/8       $11
         Fourth Quarter   . . . . . . . . . . . . .     $20           $12 7/16

As of January 15, 1997, there were approximately 392 stockholders of record of the common stock. The Company believes that as of such date there were approximately 3,906 beneficial holders of the common stock.

The Company has never declared or paid a cash dividend on its common stock and does not presently intend to do so. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

During fiscal 1996, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five fiscal year periods ended November 3, 1996 are derived from the Company's Consolidated Financial Statements. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Income Statement Data:  (1)
                                                                    Fiscal years ended
                                   --------------------------------------------------------------------------
                                       Nov. 3,       Oct. 29,       Oct. 30,      Sept. 30,      Sept. 30,
                                        1996         1995 (2)         1994          1993           1992
                                   --------------------------------------------------------------------------
                                                               (in thousands, except per share data)
Revenue                                $3,516,446     $2,941,100     $2,220,816    $1,509,823     $1,016,948

Gross profit                              184,836        152,091        115,747        77,346         56,486

Income before income taxes                 23,131          1,110         26,970        17,493          7,814

Net income                                 13,253            241         16,342        10,500          4,681

Net income per common share            $     0.89     $     0.02     $     1.22    $     1.15     $     0.59

Weighted average common and
    common equivalent shares               14,883         14,338         13,385         9,125          7,921



Balance Sheet Data:

                                      Nov. 3,        Oct. 29,       Oct. 30,      Sept. 30,     Sept. 30,
                                        1996           1995           1994          1993           1992
                                   --------------------------------------------------------------------------
                                                                      (in thousands)

Working capital                          $110,568       $107,703       $120,556       $84,315        $44,573

Total assets                              689,505        572,563        510,199       323,409        226,892

Long-term obligations                       3,892          4,079          2,054         1,215          9,324

Stockholders' equity                      186,123        168,453        166,159       108,152         56,866

--------------------

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                                            Fiscal years ended
                                                       --------------------------------------------------------
                                                           Nov. 3,             Oct. 29,            Oct. 30,
                                                            1996                 1995                1994
                                                       ----------------      --------------      --------------
     Revenue                                                $3,516,446          $2,941,100          $2,220,816

     Cost of sales                                                94.7 %              94.8 %              94.8 %
                                                       ----------------      --------------      --------------
     Gross profit                                                  5.3                 5.2                 5.2

     Operating other expenses
         Operating expenses                                        4.2                 4.3                 3.7
         Restructuring and other one-time charges                   --                 0.3                  --
                                                       ----------------      --------------      --------------
             Total                                                 4.2                 4.6                 3.7
                                                       ----------------      --------------      --------------
     Operating income                                              1.0                 0.6                 1.5

     Other expenses - net                                          0.4                 0.5                 0.3
                                                       ----------------      --------------      --------------
     Income before income taxes                                    0.7                 0.0                 1.2

     Provision for income taxes                                    0.3                 0.0                 0.5
                                                       ----------------      --------------      --------------
     Net income                                                    0.4  %              0.0  %              0.7  %
                                                       ================      ==============      ==============

Fiscal Year Ended November 3, 1996 Versus Fiscal Year Ended October 29, 1995

Total Revenue. Total revenue during fiscal 1996 was $3.5 billion, $2.1 billion (61%) of which was attributable to the Company's distribution business, and $1.4 billion (39%) of which was attributable to the Company's systems integration business. The Company's distribution business is conducted through the MicroAge Distribution Group, which provides more than 20,000 technology hardware and software products and value-added services to reseller customers worldwide. The Company's systems integration business is conducted through the MicroAge Integration Group, which provides distributed computing solutions to large corporations, government agencies, and educational institutions worldwide through a global network of qualified resellers, which includes affiliated branches and thirteen Company-owned resellers. See "Business -- Business Groups" in Part 1, Item 1 for additional information about the MicroAge Distribution Group, the MicroAge Integration Group, and the Company's other principal business groups.

Total revenue increased $575 million, or 20%, for the fiscal year ended November 3, 1996 as compared to the fiscal year ended October 29, 1995. This revenue increase included a $422 million, or 25%, increase in distribution business revenue and a $214 million, or 19%, increase in systems integration business revenue, partially offset by a decrease in revenue due to the sale of the Company's memory distribution business in the fourth quarter of fiscal year 1995.

The revenue increases were primarily due to sales to resellers (primarily non-franchised resellers) added since October 29, 1995, the Company's focus on large account sales, increased demand for the Company's major vendors' products and the Company's addition of new product lines.

The fiscal year ended November 3, 1996 included 53 weeks, while the fiscal year ended October 29, 1995 included 52 weeks. See Note 3 to the Company's Consolidated Financial Statements in Part II, Item 8.

During the first three quarters of fiscal 1996, the Company's primary focus was on improving internal processes and profitability, rather than pursuing aggressive revenue growth. Revenue for this period grew by 14% compared to the same period of fiscal 1995. In the fourth quarter of fiscal 1996, the Company began to emphasize revenue growth. Revenue for the fourth quarter of fiscal 1996 was $1.0 billion, a 35% increase over the fourth quarter of fiscal 1995. The Company intends to continue to pursue revenue growth; however, there can be no assurances that revenue increases will be achieved. If revenue does continue to increase, the Company's capital requirements are likely to increase.

Gross Profit Percentage. The Company's gross profit percentage was 5.3% for the fiscal year ended November 3, 1996 and 5.2% for the fiscal year ended October 29, 1995.

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

Operating Expense Percentage. As a percentage of revenue, operating expenses decreased to 4.2% for the fiscal year ended November 3, 1996 compared to 4.3% for the fiscal year ended October 29, 1995. Operating expenses increased from $126.4 million for fiscal 1995 to $148.4 million for fiscal 1996. The increase was primarily due to increased costs as a result of higher volumes.

Restructuring and Other One-Time Charges. The Company's consolidated statement of income for fiscal 1995 includes $9.0 million of pre-tax charges ($5.4 million net of taxes, or $0.38 per share) for restructuring and other one-time charges. See "Fiscal Year Ended October 29, 1995 Versus Fiscal Year Ended October 30, 1994 -- Restructuring and Other One-Time Charges" below.

Other Expenses - Net. Other expenses - net decreased to $13.3 million for the fiscal year ended November 3, 1996 from $15.6 million for the fiscal year ended October 29, 1995. The decrease is primarily attributable to a decrease in net financing costs during the year as a result of the

Company's focus on inventory management during the 1996 fiscal year. Days cost of sales in ending inventory decreased from 37 days at October 29, 1995 to 33 days at November 3, 1996.

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

Operating Expense Percentage. As a percentage of revenue, operating expenses increased to 4.3% for the fiscal year ended October 29, 1995, from 3.7% for the fiscal year ended October 30, 1994. Operating expenses for the year increased by $43.2 million over the prior year. If expenses had remained at the same percentage of revenue as in the prior year, the expense increase would have been $27.0 million. The remainder of the increase was primarily due to facilities expansion ($3.0 million), increased depreciation as a result of automation initiatives and facilities expansion ($5.8 million), the addition of a Company-owned location ($6.0 million) and other personnel additions. Some of the expense increases were made in anticipation of revenue growth at historical rates. Revenue growth slowed in the last two quarters of fiscal year 1995 (see "Total Revenue" above) and a decision was made to reduce expense levels during the fourth quarter. This contributed to the restructuring charges taken during the fourth quarter.

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

The charges for the memory distribution business sale included a loss on the sale of fixed assets and intangible assets of $3.4 million. Also included in these charges was $1.3 million for asset liquidations and write-offs and other charges totaling $0.9 million. The pretax loss for the memory distribution company in fiscal 1995 was $1.7 million. Losses incurred during fiscal 1995 on the outsourced business function totaled $1.6 million. Most of the costs related to this business will be eliminated, although some expenses will be incurred for coordinating the relationship with the outsourcing company. The charges associated with staff reductions consist primarily of severance pay for 219 associates. See Note 16 of the Company's Consolidated Financial Statements in
Part II, Item 8 for additional information regarding the 1995 restructuring charges.

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

The Company believes the restructuring charges contributed to the Company's improved financial performance in fiscal 1996 by positively impacting the Company's earnings and cash flows through a reduction in expenses and the sale or outsourcing of certain parts of the business that were operating at a loss. However, there can be no assurance that the restructuring charges will continue to positively impact the Company's earnings and cash flows.

Other Expenses - Net. Other expenses - net increased to $15.6 million for the fiscal year ended October 29, 1995 from $5.6 million for the fiscal year ended October 30, 1994. The increase is primarily attributable to an increase in net financing costs during the year.

The financing cost increase included higher expenses from the sale of receivables under an agreement with a commercial lender ($7.2 million increase), higher costs from flooring subsidies provided to the lenders that floor product purchases for the Company's customers ($1.1 million increase) and higher net interest expense due to higher average borrowings during the fiscal year ($1.6 million increase). The flooring subsidy costs represent amounts paid to finance companies who provide payment terms to the Company's customers on sales made by the Company to such customers.

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

Potential Fluctuations in Operating Results

The Company's operating results may vary significantly from quarter to quarter depending on certain factors, including, but not limited to, demand for the Company's information technology products and services, product availability, competitive conditions, and general economic conditions. In particular, the Company's operating results are sensitive to changes in the mix of product and service revenues, product margins, inventory adjustments, and interest rates. See "Products and Vendors" and "Competition" in Part I, Item 1 for additional information regarding certain of these factors. Although the Company attempts to control its expense levels, these levels are based, in part, on anticipated revenues. Therefore, the Company may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, quarterly period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

The Company has financed its growth and cash needs to date primarily through working capital financing facilities, bank credit lines, common stock offerings and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales. If the Company is successful in achieving continued revenue growth (see "Business Strategy" in Part I, Item 1), its working capital requirements will continue to increase.

During the fiscal year ended November 3, 1996, the Company used $4 million of cash for a business purchase. See Note 14 of the Company's Financial Statements in Part II, Item 8 for information regarding non-cash investing activities. In order to establish or solidify its presence in strategic markets or to respond to competitive pressures, the Company may make acquisitions of, or investments in, reseller locations. These acquisitions or investments may be made utilizing cash, stock or a combination of cash and stock. See "Competition" in Part I,
Item 1 for information regarding competitive pressures.

For the fiscal year ended November 3, 1996, $36 million of cash was provided by operating activities. Net cash provided by operating activities included an increase in accounts payable of $91 million, income (before certain non-cash charges) of $41 million and an increase in accrued liabilities of $9 million, partially offset by an increase in accounts receivable of $78 million and an increase in inventory of $26 million. The number of days sales in ending accounts receivable increased from 22 days at October 29, 1995 to 25 days at November 3, 1996. The receivable days adjusted for receivables sold under a financing facility (see discussion below) were 42 days at November 3, 1996 compared to 36 days at October 29, 1995. The increase in receivable days was primarily due to the continued increases in sales to large end-user customers through the MicroAge Integration Group. The number of days cost of sales in ending inventory decreased from 37 days at October 29, 1995 to 33 days at November 3, 1996. The decrease in inventory days was primarily due to a focus on controlling inventory levels; however, there can be no assurance that the inventory level will remain as low as the 33 days reported at November 3, 1996. For fiscal year 1996, net cash of $28 million used in investing activities consisted of $24 million for the purchase of property and equipment and $4 million for a business purchase.

The Company maintains a primary financing agreement (the "Agreement") with a financing facility of $400 million. The Agreement includes two major components: an accounts receivable facility (the "A/R Facility") and an inventory facility (the "Inventory Facility"). The Agreement expires in August 1997, but will remain in effect until 90 days after either party to the Agreement gives the other party notice of termination.

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $250 million sold at any given time. At November 3, 1996, the net amount of sold accounts receivable was $191 million, and the effective funding rate was LIBOR plus 2.1%.

The Inventory Facility provides for borrowings up to $150 million. Within the Inventory Facility, the Company has a line of credit for the purchase of inventory from selected product suppliers ("Inventory Line of Credit") of $50 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $100 million, provided in the aggregate that the sum under the A/R Facility and the Supplemental Line of Credit may not exceed $350 million at any given time. Payments for products purchased under the Inventory Line of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Line of Credit if payments are made when due. At November 3, 1996, the Company had $2 million outstanding under the Inventory Line of Credit and had no amounts outstanding under the Supplemental Line of Credit.

Of the $400 million of financing capacity represented by the Agreement, $207 million was unused as of November 3, 1996. Utilization of the unused $207 million is dependent upon the Company's collateral availability at the time the funds would be needed.

Borrowings under the Agreement are secured by substantially all of the Company's assets, and the Agreement contains certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At November 3, 1996, the Company was in compliance with these covenants.

The Company also maintains trade credit arrangements with its vendors and other creditors to finance product purchases. Several major vendors maintain security interests in their products sold to the Company.

The unavailability of a significant portion of, or the loss of, the Agreement or trade credit from vendors would have a material adverse effect on the Company.

Although the Company has no material capital commitments, the Company expects to make capital expenditures of approximately $20 to $25 million in the next fiscal year.

Inflation

The Company believes that inflation has generally not had a material impact on its operations or liquidity to date.
                                       20

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated Financial Statements of the Company listed in the index appearing under Item 14(a)(1) hereof are filed as part of this Annual Report on Form 10-K and are hereby incorporated by reference in this Item 8. See also "Index to Financial Statements" on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information   regarding  the  Company's  directors  is  incorporated  herein  by reference to the information furnished under the captions "Election Of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance Requirements" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement").

Information  regarding  executive officers of the Company is included in Part I,
Item  1  hereof,   furnished  under  the  caption  "Executive  Officers  of  the
Registrant."

ITEM 11.          EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information furnished under the captions "Executive Compensation" and "Other Information Regarding the Board of Directors" in the 1997 Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information furnished under the captions "Security Ownership of Management" and "Principal Stockholders" in the 1997 Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information   regarding  certain   relationships  and  related  transactions  is
incorporated herein by reference to the information furnished under the caption "Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM
                  8-K

(a) The  following  documents  are filed as part of this  Annual  Report on Form
10-K:

     (1) Consolidated Financial Statements:                                                               Page No.

                  Report of Independent Accountants                                                       F-2

                  Consolidated Balance Sheets at
                  November 3, 1996 and October 29, 1995                                                   F-3

                  Consolidated Statements of Income for
                  the fiscal years ended November 3, 1996,
                  October 29, 1995, and October 30, 1994                                                  F-4

                  Consolidated Statements of Cash Flows for
                  the fiscal years ended November 3, 1996,
                  October 29, 1995, and October 30, 1994                                                  F-5

                  Consolidated Statements of Stockholders' Equity
                  for the fiscal years ended November 3, 1996,
                  October 29, 1995, and October 30, 1994                                                  F-6

                  Notes to Consolidated Financial Statements                                              F-7

     (2) Consolidated Financial Statement Schedules:

                  Schedule I - Valuation and Qualifying
                  Accounts and Reserves                                                                   S-1

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

(b) Reports filed on Form 8-K during the quarter ended November 3, 1996:

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

                                             MICROAGE, INC.
                                             (Registrant)

                                             By:/s/   Jeffrey D. McKeever
                                                -------------------------------
                                                      Jeffrey D. McKeever
                                                      Chairman of the Board and
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                    Date
/s/ Jeffrey D. McKeever                     Director, Chairman of the Board             January 31, 1997
-----------------------                     and Chief Executive Officer
Jeffrey D. McKeever                         (Principal Executive Officer)


/s/ Alan P. Hald                            Director, Vice-Chairman of                  January 31, 1997
------------------------                    the Board and Secretary
Alan P. Hald

/s/ William H. Mallender                    Director                                    January 31, 1997
------------------------
William H. Mallender

/s/ Steven G. Mihaylo                       Director                                    January 31, 1997
------------------------
Steven G. Mihaylo

/s/ Fred Israel                             Director                                    January 31, 1997
--------------------------
Fred Israel

/s/ Lynda M. Applegate                      Director                                    January 31, 1997
----------------------
Lynda M. Applegate

/s/ Roy A. Herberger, Jr.                   Director                                    January 31, 1997
-------------------------
Roy A. Herberger, Jr.

/s/ James R. Daniel                         Senior Vice President, Chief                January 31, 1997
-------------------------                   Financial Officer and Treasurer
James R. Daniel                             (Principal Financial Officer)


/s/ Raymond L. Storck                       Vice President - Controller                 January 31, 1997
---------------------                       and Assistant Treasurer
Raymond L. Storck                           (Principal Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)
                            ------------------------

                         INDEX TO FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS
                            ------------------------

                          YEAR ENDED NOVEMBER 3, 1996

                        MICROAGE, INC. AND SUBSIDIARIES

                                 TEMPE, ARIZONA

                                 MICROAGE, INC.

                          INDEX TO FINANCIAL STATEMENTS


      Report of Independent Accountants                                      F-2

      Consolidated Balance Sheets
           at November 3, 1996 and
           October 29, 1995                                                  F-3

      Consolidated  Statements  of Income for each of the fiscal years ended November 3, 1996, October 29, 1995
           and October 30, 1994                                              F-4

      Consolidated  Statements  of Cash  Flows for each of the  fiscal years ended November 3, 1996, October 29, 1995
           and October 30, 1994                                              F-5

      Consolidated Statements of Stockholders'  Equity for each of the fiscal years ended November 3, 1996, October 29, 1995
           and October 30, 1994                                              F-6

      Notes to Consolidated Financial Statements                             F-7

      Schedule I - Valuation and Qualifying Accounts
           and Reserves                                                      S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------




To the Board of Directors and
Stockholders of MicroAge, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) present fairly, in all material respects, the financial position of MicroAge, Inc. and its subsidiaries at November 3, 1996 and October 29, 1995, and the results of their operations and their cash flows for the fiscal years ended November 3, 1996, October 29, 1995 and October 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Phoenix, Arizona
December 11, 1996

                                 MICROAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                            November 3,    October 29,
                                                                              1996            1995
                                                                          ------------    ------------
Current assets:
    Cash and cash equivalents                                             $     20,496    $     13,700
    Accounts and notes receivable, net                                         253,220         183,286
    Inventory, net                                                             325,213         297,742
    Other                                                                       11,129          13,006
                                                                          ------------    ------------
        Total current assets                                                   610,058         507,734

Property and equipment, net                                                     53,141          45,689
Intangible assets, net                                                          17,499          11,201
Other                                                                            8,807           7,939
                                                                          ------------    ------------

        Total assets                                                      $    689,505    $    572,563
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $    471,318    $    379,897
    Accrued liabilities                                                         22,478          13,968
    Current portion of long-term obligations                                     2,121           2,908
    Other                                                                        3,573           3,258
                                                                          ------------    ------------
        Total current liabilities                                              499,490         400,031

Long-term obligations                                                            3,892           4,079

Stockholders' equity:
    Preferred stock, par value $1.00 per share;                                   --              --
        Shares authorized: 5,000,000
        Issued and outstanding:  none
    Common stock, par value $.01 per share;
        Shares authorized: 40,000,000
        Issued:  November 3, 1996 -- 14,679,640
                 October 29, 1995 -- 14,459,847                                    147             145
    Additional paid-in capital                                                 124,115         122,399
    Retained earnings                                                           62,792          49,539
    Loan to ESOT                                                                  (207)           (768)
    Note receivable - stock purchase agreement                                    --            (2,000)
    Treasury stock, at cost;
        Shares:  November 3, 1996 -- 97,028
                 October 29, 1995 -- 115,443                                      (724)           (862)
                                                                          ------------    ------------
        Total stockholders' equity                                             186,123         168,453
                                                                          ------------    ------------

        Total liabilities and stockholders' equity                        $    689,505    $    572,563
                                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                  Fiscal years ended
                                               ----------------------------------------------------------
                                                  November 3,          October 29,          October 30,
                                                    1996                  1995                 1994
                                               ----------------     ----------------     ----------------
Revenue                                         $     3,516,446     $      2,941,100     $      2,220,816

Cost of sales                                         3,331,610            2,789,009            2,105,069
                                               ----------------     ----------------     ----------------

Gross profit                                            184,836              152,091              115,747

Operating and other expenses
   Operating expenses                                   148,388              126,400               83,226
   Restructuring and other one-time charges               --                   9,029                --
                                               ----------------     ----------------     ----------------
       Total                                            148,388              135,429               83,226
                                               ----------------     ----------------     ----------------

Operating income                                         36,448               16,662               32,521

Other expenses - net                                     13,317               15,552                5,551
                                               ----------------     ----------------     ----------------

Income before income taxes                               23,131                1,110               26,970

Provision for income taxes                                9,878                  869               10,628
                                               ----------------     ----------------     ----------------

Net income                                      $        13,253     $            241     $         16,342
                                               ================     ================     ================

Net income per common share
   Primary                                      $          0.89     $           0.02     $           1.22
                                               ================     ================     ================
   Fully diluted                                $          0.86     $           0.02     $           1.22
                                               ================     ================     ================

Weighted average common and
   common equivalent shares
   outstanding
       Primary                                           14,883               14,338               13,385
       Fully diluted                                     15,397               14,342               13,385

    The accompanying notes are an integral part of these financial statements

                                 MICROAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                           Fiscal years ended
                                                                    -----------------------------------
                                                                    November 3, October 29,  October 30,
                                                                      1996         1995         1994
                                                                    ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                        $  13,253    $     241    $  16,342
  Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                                   20,337       15,439        9,280
       Provision for losses on accounts and notes receivable            7,629        5,844        3,193
       Non-cash restructuring and other one-time charges                 --          7,410         --
       Changes in assets and liabilities
         net of business acquisitions:
           Accounts and notes receivable                              (77,563)     (52,790)     (28,404)
           Inventory                                                  (26,307)       9,280     (117,859)
           Other current assets                                         1,877       (4,802)      (7,146)
           Other assets                                                (3,668)      (1,830)       2,007
           Accounts payable                                            91,421       50,950       99,460
           Accrued liabilities                                          8,510        1,833        5,516
           Other liabilities                                              315          396        1,223
                                                                    ---------    ---------    ---------

     Net cash provided by (used in) operating activities               35,804       31,971      (16,388)

Cash flows from investing activities:
  Purchases of property and equipment                                 (23,991)     (22,885)     (17,569)
  Purchases of businesses and investments
       in unconsolidated companies                                     (4,150)      (6,099)      (8,955)

                                                                    ---------    ---------    ---------
     Net cash used in investing activities                            (28,141)     (28,984)     (26,524)

Cash flows from financing activities:
  Amounts received from ESOT                                              561          640          595
  Proceeds from issuance of stock, net of issuance costs                1,856        1,037       40,305
  Principal payments on long-term obligations                          (3,284)      (2,038)      (1,418)
                                                                    ---------    ---------    ---------

     Net cash provided by (used in) financing activities                 (867)        (361)      39,482
                                                                    ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                    6,796        2,626       (3,430)

Cash and cash equivalents at beginning of period                       13,700       11,074       14,504
                                                                    ---------    ---------    ---------

Cash and cash equivalents at end of period                          $  20,496    $  13,700    $  11,074
                                                                    =========    =========    =========
        Supplemental disclosure to cash flows - See Note 14

          The accompanying notes are an integral part of these financial statements.

                                  MICROAGE, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                For the fiscal years ended November 3, 1996, October 29, 1995 and October 30, 1994
                                               -------------------------------------------------------------------------------------
                                                                  Additional                     Note-stock               Total
                                              Preferred   Common   paid-in   Retained  Loan to    purchase   Treasury  stockholders'
                                                stock     stock    capital   earnings    ESOT     agreement    stock      equity
                                               --------  --------  --------  --------  --------  ----------  ---------   --------
BALANCE at October 31, 1993                    $   --    $     80  $ 78,558  $ 32,995  $ (2,005)  $    --    $  (1,344)  $108,284
    Issuance of 2,000,000 shares of common
      stock, net of issuance costs                 --          20    39,482      --        --          --         --       39,502
    Three for two stock split                      --          39      --         (39)     --          --         --         --
    Options for 153,365
      common shares exercised                      --           3       800      --        --          --         --          803
    Issuance of 72,728 shares of common stock
      for convertible subordinated debentures      --           1     1,999      --        --        (2,000)      --         --
    Contribution of 26,266 treasury shares to
      employee benefit plan                        --        --         200      --        --          --          221        421
    Tax benefit from employees'
      stock option plans                           --        --         210      --        --          --         --          210
    Loan payments from ESOT                        --        --        --        --         597        --         --          597
    Net income                                     --        --        --      16,342      --          --         --       16,342
                                               --------  --------  --------  --------  --------  ----------  ---------   --------

BALANCE at October 30, 1994                        --         143   121,249    49,298    (1,408)     (2,000)    (1,123)   166,159
    Options for 192,147
      common shares exercised                      --           2     1,035      --        --          --         --        1,037
    Contribution of 34,991 treasury shares to
      employee benefit plan                        --        --         115      --        --          --          261        376
    Loan payments from ESOT                        --        --        --        --         640        --         --          640
    Net income                                     --        --        --         241      --          --         --          241
                                               --------  --------  --------  --------  --------  ----------  ---------   --------

BALANCE at October 29, 1995                        --         145   122,399    49,539      (768)     (2,000)      (862)   168,453
    Options for 108,861
      common shares exercised                      --           1       934      --        --          --         --          935
    Contribution of 18,415 treasury shares to
      employee benefit plan                        --        --           5      --        --          --          138        143
    Issuance of 110,932 shares under the
      employee stock purchase plan                 --           1       777      --        --          --         --          778
    Cancellation of convertible subordinated
      debentures due to acquisition                --        --        --        --        --         2,000       --        2,000
    Loan payments from ESOT                        --        --        --        --         561        --         --          561
    Net income                                     --        --        --      13,253      --          --         --       13,253
                                               --------  --------  --------  --------  --------  ----------  ---------   --------

BALANCE at November 3, 1996                    $   --    $    147  $124,115  $ 62,792  $   (207) $     --    $    (724)  $186,123
                                               ========  ========  ========  ========  ========  ==========  =========   ========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS
-----------------

MicroAge, Inc. ("MicroAge") is a global systems integrator and a full-line distributor of information technology products and services. Information technology solutions offered by the Company include servers, desktops, mobile computing, mass storage, connectivity, imaging, peripherals, software, and component products. Unless the context otherwise requires, references to the "Company" include MicroAge, Inc. and its consolidated subsidiaries, which include thirteen Company-owned resellers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of consolidation
---------------------------

The consolidated financial statements of the Company include the accounts of companies more than 50% owned. Investments in affiliates owned 20% to 50% are accounted for by the equity method. All material intercompany accounts and transactions have been eliminated.

Disclosures about fair value of financial instruments
-----------------------------------------------------

Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value.

Cash equivalents
----------------

All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at November 3, 1996 or October 29, 1995.

Cash overdrafts
---------------

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Such amounts, aggregating $65.0 and $38.5 million at November 3, 1996 and October 29, 1995, respectively, are included as a component of accounts payable in the accompanying balance sheets.

Accounts and notes receivable
-----------------------------

Accounts and notes receivable are comprised of amounts due from financing companies, end-users, and resellers and are net of an allowance for doubtful accounts of $7,254,000 and $12,255,000 at November 3, 1996 and October 29, 1995,
respectively.

Inventory
---------

Inventory consisting of resale merchandise is stated at lower of cost (first-in, first-out method) or market. International Business Machines Corporation ("IBM") products totaling $43,231,000 and $54,083,000 included in inventory at November 3, 1996 and October 29, 1995, respectively, are subject to a reservation of the title in IBM for the purpose of assuring that such products are sold and delivered only to IBM-authorized personal computer dealers; such reservation does not prohibit the Company from granting security interests to other parties.

During the fiscal year ended November 3, 1996, sales of COMPAQ Computer Corporation, Hewlett-Packard Company and IBM products accounted for approximately 22%, 20% and 14%, respectively, of the Company's revenue from sales of merchandise. The sales of no other individual vendor's products accounted for more than 10% of such revenue during the fiscal year ended November 3, 1996.

Property and equipment
----------------------

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

Intangible assets
-----------------

Intangible assets are amortized over their economic lives ranging from three to fifteen years using the straight-line method. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent reduction in value were to occur. The excess of cost over the fair value of net identifiable assets acquired is classified as goodwill and is included in intangible assets. Intangible assets are net of $5,343,000 and $4,573,000 of accumulated amortization at November 3, 1996 and October 29, 1995, respectively.

Revenue recognition
-------------------

Revenue from product sales is recognized at the time of shipment. Revenue associated with service contracts is initially recorded as deferred income (included in other liabilities) and amortized on the straight-line method over the service period of the contract.

Marketing development funds
---------------------------

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

Income taxes
------------

In addition to charging income for taxes paid or payable, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the accompanying financial statements.

Income per common share
-----------------------

Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants using the treasury stock method. The weighted average common and common equivalent shares consist of the following:

                                                            Fiscal years ended
                                              ---------------- -------------  --------------
                                                 November 3,    October 29,     October 30,
                                                    1996            1995           1994
                                              ---------------- -------------  --------------
                                                               (in thousands)
Primary
   Weighted average common shares                      14,409        14,133          12,755
   Stock options and warrants                             474           205             630
                                              ---------------- -------------  --------------

   Weighted average common and common
     equivalent shares outstanding                     14,883        14,338          13,385
                                              ================ =============  ==============

Fully diluted
   Weighted average shares from primary
      calculation                                      14,883        14,338          13,385
   Additional stock options and warrants                  514             4               -
                                              ---------------- -------------  --------------

   Weighted average common and common
     equivalent shares outstanding                     15,397        14,342          13,385
                                              ================ =============  ==============

The additional stock options and warrants in the fully diluted calculation are a result of using the market price of the Company's stock at the end of the period under the treasury stock method.


Franchising Activities
----------------------

MicroAge distributes its products and services through a network of franchised and affiliated resellers and Company-owned locations. In fiscal 1996, 193 franchised resellers were added and 203 were eliminated due to transferring to an affiliate agreement, closing or terminating their agreement, resulting in 779 franchised reseller locations at November 3, 1996. There were 13 Company-owned locations at November 3, 1996. In fiscal 1996, total revenue and total cost of sales from Company-owned locations were $403,852,000 and $360,426,000, respectively.

Postemployment Benefits
-----------------------

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

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

Use of Estimates
----------------

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NOTE 3 - FISCAL YEAR
--------------------

The Company's fiscal year ends on the Sunday nearest October 31 in each calendar year. The fiscal year ended November 3, 1996 included 53 weeks. The fiscal years ended October 29, 1995 and October 30, 1994 included 52 weeks.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following:     November 3,    October 29,
                                                        1996           1995
                                                   -------------   -------------
                                                          (in thousands)
Equipment, furniture, fixtures and software              $82,528         $62,376
Equipment under capital lease                             14,179          11,876
Leasehold improvements                                    14,071          12,581
Land                                                       1,839             164
                                                   -------------   -------------
                                                         112,617          86,997
Less:  accumulated depreciation and
amortization                                              59,476          41,308
                                                   -------------   -------------
                                                         $53,141         $45,689
                                                   =============   =============

NOTE 5 - LEASES
---------------

The following is a schedule by year of future minimum lease obligations under noncancelable leases together with the present value of the net minimum capital lease obligations as of November 3, 1996:

                                                     Operating        Capital
                                                      leases          leases
                                                   -------------   -------------
Fiscal year ending in:                                   (in thousands)
1997                                                     $6,172          $2,557
1998                                                      5,782           1,960
1999                                                      5,383           1,394
2000                                                      4,341             550
2001                                                      3,520             410
Thereafter                                               10,737              68
                                                   -------------   -------------
Total minimum lease obligations                         $35,935           6,939
                                                   =============
Less: amount representing interest                                          926
                                                                   -------------
Present value of minimum lease obligations                               $6,013
                                                                   =============

None of the leases contain significant restrictive provisions; however, some of the leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense was (in thousands):

Fiscal year ended:
October 30, 1994                        $ 6,017
October 29, 1995                          7,830
November 3, 1996                         10,175

NOTE 6 - FINANCING ARRANGEMENTS
-------------------------------

The Company maintains a primary financing agreement (the "Agreement") with a financing facility of $400 million. The Agreement includes two major components: an accounts receivable facility (the "A/R Facility") and an inventory facility (the "Inventory Facility"). The Agreement expires in August 1997, but will remain in effect until 90 days after either party to the Agreement gives the other party notice of termination.

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $250 million sold at any given time. At November 3, 1996, the net amount of sold accounts receivable was $191 million, and the effective funding rate was LIBOR plus 2.1%

The Inventory Facility provides for borrowings up to $150 million. Within the Inventory Facility, the Company has a line of credit for the purchase of inventory from selected product suppliers ("Inventory Line of Credit") of $50 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $100 million, provided in the aggregate that the sums under the A/R Facility and the Supplemental Line of Credit may not exceed $350 million at any given time. Payments for products purchased under the Inventory Line of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Line of Credit if payments are made when due. At November 3, 1996, the Company had $2 million outstanding under the Inventory Line of Credit (included in accounts payable in the accompanying Balance Sheet), and no amounts outstanding under the Supplemental Line of Credit.

Borrowings under the Agreement are secured by substantially all of the Company's assets, and the Agreement contains certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At November 3, 1996, the Company was in compliance with these covenants.

The Company also maintains trade credit arrangements with its vendors and other creditors to finance product purchases. Several major vendors maintain security interests in their products sold to the Company.

NOTE 7 - LONG-TERM OBLIGATIONS
------------------------------

Long-term obligations consist of the following:
                                                   November 3,   October 29,
                                                      1996          1995
                                                  ------------  -------------
                                                          (in thousands)
Capital lease obligations                              $6,013         $5,987
Note payable resulting from business purchase              --          1,000
                                                  ------------  -------------
                                                        6,013          6,987
Less: current portion                                   2,121          2,908
                                                  ------------  -------------
                                                       $3,892         $4,079
                                                  ============  =============

Following are the annual maturities of long-term obligations (in thousands):

Fiscal year ending in:
1997                                                    $2,121
1998                                                     1,691
1999                                                     1,257
2000                                                       491
2001                                                       386
Thereafter                                                  67
                                                   ------------
                                                        $6,013
                                                   ============

NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

Stock Split
-----------

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

Public offering
---------------

On June 16, 1994, the Company completed a public offering of 2,000,000 shares of common stock. The proceeds from the sale, net of issuance costs, were approximately $39,502,000.

Increase in Authorized Common Shares
------------------------------------

In March 1994, the Company's stockholders approved an increase in the number of authorized common shares, par value $.01 per share, from 20,000,000 shares to 40,000,000 shares.

Employee stock option and award plans
-------------------------------------

During fiscal 1994, the Board of Directors and stockholders of the Company approved the adoption of the MicroAge Inc. Long-Term Incentive Plan (the "Incentive Plan") for officers and other key employees of the Company. The Incentive Plan authorizes grants of Incentive Stock Options (ISOs), Non-Qualified Stock Options (NQSOs), Stock Appreciation Rights, Performance Shares, Restricted Stock, Dividend Equivalents and other Common Stock based awards. The total number of shares of common stock available for awards under the Incentive Plan is 1,800,000.

The Company has issued NQSOs and ISOs under the Incentive Plan at prices representing the fair market value of the Company's common stock on the date of the grant. The NQSOs and ISOs are granted for terms of five years and become exercisable on a pro-rata basis on each anniversary of the grant over a five-year period as long as the holder remains an employee of the Company. NQSOs under the Incentive Plan were also granted in fiscal 1994 to selected employees in exchange for the employees' irrevocable waiver of a specific amount of base salary or bonus otherwise payable by the Company during a specific period. The options will vest in one-third increments beginning on the January 1 which is three years following the January 1 of the calendar year in which the participant elects to waive compensation. No other awards have been made under the Incentive Plan.

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

Changes during fiscal 1994, 1995 and 1996 in options outstanding under the employee stock option plans (including the Incentive Plan) were as follows:

                                                                                  Price Range
                                                  Number           ---------------------------------------
                                                of Options               From                   To
                                             -----------------     -----------------     -----------------

Outstanding at October 31, 1993                       949,455               $4.00                $14.59
   Granted                                            919,547              $21.00                $31.75
   Exercised                                         (74,185)               $4.00                 $7.92
   Canceled or expired                               (18,595)               $4.42                $31.75
                                             -----------------
Outstanding at October 30, 1994                     1,776,222               $4.42                $31.75

   Granted                                            162,750               $9.25                $11.13
   Exercised                                        (120,900)               $4.42                $10.42
   Canceled or expired                               (46,174)               $5.33                $24.83
                                             -----------------
Outstanding at October 29, 1995                     1,771,898               $4.42                $31.75

   Granted                                            339,000               $8.75                $14.13
   Exercised                                         (97,125)               $5.33                $10.88
   Canceled or expired                              (157,630)               $5.33                $31.75
                                             -----------------
Outstanding at November 3, 1996                     1,856,143               $4.42                $31.75
                                             =================

Exercisable at November 3, 1996                       512,225               $4.42                $31.75
                                             =================

Director stock plans
--------------------

During fiscal 1989, the Board of Directors and stockholders approved a stock option plan for those Directors who are not officers or employees of the Company or its subsidiaries (the "Directors' Plan"). Under the Directors' Plan, options to purchase 1,000 shares of common stock were automatically granted, immediately following each annual meeting of stockholders, to eligible Directors. The option price is the fair market value of the Company's common stock on the date of the grant. Options granted pursuant to this plan are exercisable, in full, during the period between three months from the date of grant and three years from the date of grant, and terminate on the earlier of the expiration date or six months after the date that an optionee ceases to be a Director of the Company for any reason other than death or permanent disability. As of November 3, 1996, 27,000 options had been granted under this plan at prices ranging from $8.42 to $31.88 per share. There were 7,500 options exercisable as of November 3, 1996. Options to eligible Directors may no longer be granted under the Directors' Plan. Instead, eligible Directors are granted options under the 1995 Director Plan (see below).

In March 1995, the Board of Directors and stockholders approved an incentive plan for those Directors who are not officers or employees of the Company or its subsidiaries (the "1995 Director Plan"). Under the 1995 Director Plan, on November 1 of each year, commencing in 1995 and ending in 2004, each eligible Director will automatically be granted (i) 1,000 shares of the Company's common stock subject to certain restrictions and (ii) options to purchase 1,000 shares of the Company's common stock. The options vest over three years and are subject to certain stock price hurdles after each vesting date. As of November 3, 1996, 16,000 options had been granted under this plan at prices ranging from $8.38 to $19.38 per share. There were 6,000 options exercisable as of November 3, 1996.

The aggregate number of shares of the Company's common stock available for awards under the 1995 Director Plan is 80,000.

Restricted stock plan
---------------------

In accordance with the provisions of a restricted stock plan approved in fiscal 1982, 45,000 shares of common stock were reserved for issuance. At November 3, 1996, 39,938 shares had been awarded under the plan, and 5,062 additional shares may be awarded under the plan.

Preferred stock purchase rights
-------------------------------

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

Associate Stock Purchase Plan
-----------------------------

In March 1995, the Board of Directors and stockholders approved an associate stock purchase plan (the "Associate Plan"). The Associate Plan provides a means for the Company's employees to authorize payroll deductions up to 10% of their earnings to be used for the periodic purchase of the Company's common stock. Under the Associate Plan, the Company will initially sell shares to participants at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning of a six month subscription period or 85% of the fair market value at the end of the subscription period. The Associate Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The maximum number of shares that may be purchased under the Associate Plan is 500,000. The initial subscription period began July 1, 1995.

NOTE 9 - OTHER EXPENSES - NET
-----------------------------

Other expenses - net consists of the following:

                                                                Fiscal years ended
                                             -------------------------------------------------------------
                                               November 3,           October 29,           October 30,
                                                   1996                  1995                  1994
                                             -----------------     -----------------     -----------------
                                                                    (in thousands)
Interest expense                                     $  1,286              $  3,370                $1,263
Expenses from the sale of accounts
     receivable                                        11,438                10,468                 3,274
Other                                                     593                 1,714                 1,014
                                             -----------------     -----------------     -----------------
                                                      $13,317               $15,552                $5,551
                                             =================     =================     =================

NOTE 10 - INCOME TAXES
----------------------

The provision for income taxes consists of the following:

                                                                Fiscal years ended
                                             -------------------------------------------------------------
                                               November 3,           October 29,           October 30,
                                                   1996                  1995                  1994
                                             -----------------     -----------------     -----------------
                                                                    (in thousands)
Current
     Federal                                     $      6,806        $        3,905         $      10,398
     State                                              1,721                 1,065                 2,416
Deferred                                                1,351                (4,101)               (2,186)
                                             -----------------     -----------------     -----------------
                                                 $      9,878        $          869         $      10,628
                                             =================     =================     =================

The components of deferred income tax expense (benefit) from operations are as follows:

                                                                Fiscal years ended
                                             -------------------------------------------------------------
                                               November 3,           October 29,           October 30,
                                                   1996                  1995                  1994
                                             -----------------     -----------------     -----------------
                                                                    (in thousands)

Allowance for doubtful accounts                        $1,440          $    (2,014)          $    (1,142)
Software development costs                                433                   247                   224
Depreciation and amortization                           (429)                 (159)                 (163)
Restructuring reserves                                    358                 (533)                    --
Inventory obsolescence reserve                          (300)                 (112)               (1,382)
State deferral, net of federal benefit                    168                 (528)                 (242)
All other - net                                         (319)               (1,002)                   519
                                             -----------------     -----------------     -----------------
                                                       $1,351          $    (4,101)          $    (2,186)
                                             =================     =================     =================

Deferred tax assets, which are recorded as a component of other assets or other current assets, are comprised of the following:

                                                                     November 3,        October 29,
                                                                        1996                1995
                                                                   ----------------    ---------------
                                                                             (in thousands)
Gross deferred tax assets:
     Depreciation and amortization                                  $        3,682     $        2,007
     Allowance for doubtful accounts                                         3,265              5,208
     Inventory valuation                                                     2,729              3,067
     Deferred service revenue                                                  596                593
     Restructuring reserve                                                     234                667
     Other                                                                   2,337              1,139
                                                                   ----------------    ---------------
          Total gross deferred tax assets                                   12,843             12,681
                                                                   ----------------    ---------------

Gross deferred tax liabilities:

     Software development                                                    1,872              1,347
     Other                                                                     471                171
                                                                   ----------------    ---------------
          Total gross deferred tax liabilities                               2,343              1,518
                                                                   ----------------    ---------------

Net deferred tax asset                                                     $10,500            $11,163
                                                                   ================    ===============

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

The effective tax rate applied to income before income taxes differs from the expected federal statutory rate as follows:

                                                                   Fiscal years ended
                                             -------------------------------------------------------------
                                               November 3,           October 29,           October 30,
                                                   1996                  1995                  1994
                                             -----------------     -----------------     -----------------
Federal statutory rate                                   35.0  %               34.0  %               35.0  %
Addition (reduction) in taxes
resulting from:
     State income taxes, net of
         federal tax benefit                              5.6                  15.7                   4.6
     Non-deductible meals and
         entertainment                                    0.7                  13.8                   0.1
     Goodwill amortization                                0.2                   3.6                   0.2
     Other                                                1.2                  11.2                 (0.5)
                                             =================     =================     =================
                                                         42.7  %               78.3  %               39.4  %
                                             =================     =================     =================

During fiscal 1994, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting of income taxes. Adoption of this statement did not have a material impact on the Company's operating results.

NOTE 11 - COMMITMENTS
---------------------

The Company has arrangements with major vendors and certain financing companies to develop inventory and accounts receivable financing facilities for certain reseller customers. These arrangements include repurchase agreements that would require the Company to repurchase inventory which might be repossessed from a reseller by the vendor or the financing company. As of November 3, 1996, such repurchases have been insignificant.

The Company also provides a program whereby the Company may guarantee an addition to a reseller's credit facility with certain finance companies. As of November 3, 1996 losses related to the guarantee program have been insignificant, and the Company's exposure for guaranteed amounts is not material.

NOTE 12 - EMPLOYEE BENEFIT PLAN
-------------------------------

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

The Company's stock is held by the ESOT trustee as collateral for the loans from the Company. The Company makes periodic contributions to the ESOT which are used to make loan principal and interest payments. A portion of the common stock is allocated to the accounts of participating employees annually based upon principal and interest payments. The Company, using the shares allocated method, recognized contribution expenses of $510,000, $675,000, and $694,000 during the fiscal years ended November 3, 1996, October 29, 1995 and October 30, 1994, respectively.

The loans from the Company to the ESOT are payable in quarterly installments ending March 31,1997. Interest is payable quarterly at rates equal to 85% of prime and prime plus 0.75%. The Company's receivable from the ESOT is recorded as a separate reduction of the Company's stockholders' equity.

NOTE 13 - NOTE RECEIVABLE - STOCK PURCHASE AGREEMENT
----------------------------------------------------

During fiscal 1994, the Company exchanged 72,728 shares of common stock for a $2,000,000 convertible subordinated debenture. During fiscal 1996, the debenture was forgiven as partial consideration in an agreement for the purchase of certain assets from the issuer.

NOTE 14 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
----------------------------------------------------------

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                                Fiscal years ended
                                             -------------------------------------------------------------
                                               November 3,           October 29,           October 30,
                                                   1996                  1995                  1994
                                             -----------------     -----------------     -----------------
                                                                    (in thousands)
Details of acquisitions:-
  Fair value of assets acquired                     $   2,000             $   1,252             $  20,158
  Liabilities assumed and
      acquisition-                                  $      --             $     383             $  17,549
      related accruals
  Cash acquired                                     $      --             $      --             $     354
  Note forgiven                                     $   2,000             $      --             $      --
  Purchase obligation forgiven                      $   1,029             $      --             $      --


Details of other investing activities:
   Note receivable exchanged for
   72,728 shares of the Company's
   stock (See Note 13)                              $      --             $      --              $  2,000

Details of other financing activities:
  Capital lease obligations executed
  for equipment                                     $   2,303             $   4,726              $  2,780

Cash paid for:
  Interest                                          $   1,286             $   3,370              $  1,263
  Income taxes                                      $   4,903             $   9,050              $ 12,449

NOTE 15 - LITIGATION
--------------------

On July 14 through July 19, 1994, seven class action complaints were filed in the United States District Court for the District of Arizona against the Company, certain of its officers and directors, and, in three of the lawsuits, one of the underwriters of the Company's June 16, 1994 public offering of common stock. On December 5, 1994, the Court consolidated the seven actions into a single action. On February 16, 1995, plaintiffs filed and served an amended, consolidated complaint against the Company, certain officers and directors of the Company, and three of the underwriters of the Company's June 16, 1994 public offering of common stock ("the Complaint"). The Complaint purports to be brought on behalf of a class of purchasers of the Company's common stock during the period April 13, 1994 through July 14, 1994. The Complaint alleges, among other things, that the Company violated federal securities laws by making misleading public statements and omitting material facts regarding the Company's operations and financial results, which the plaintiffs contend to have artificially inflated the price of the Company's common stock during the alleged class period. The Complaint seeks unspecified compensatory damages as well as fees and costs. On April 28, 1995, the Company filed a motion to dismiss the Complaint in its entirety. On March 25, 1996, the Court dismissed the majority of the allegations contained in the Complaint. An agreement in principle has since been reached to settle the litigation, subject to reducing the settlement terms to writing and obtaining court approval thereof. The Company's contribution to the proposed settlement, after the contributions of the Company's directors and officers insurers, constitutes amounts immaterial to the Company's financial statements.

NOTE 16 - RESTRUCTURING AND OTHER ONE-TIME CHARGES
--------------------------------------------------

During the fourth fiscal quarter of 1995, the Company approved and implemented actions targeted at reducing expenses and improving profitability. The Company's consolidated statement of income for fiscal 1995 includes $9.0 million of pretax charges ($5.4 million net of tax benefits, or $0.38 per share) for restructuring and other one-time charges, consisting of the following (in thousands):

    Charges associated with the sale of a memory distribution business    $5,563
    Charges associated with outsourcing business function                  1,517
    Charges associated with staff reductions                               1,170
    Other one-time charges                                                   779
                                                                        --------
    Total restructuring and other one-time charges                        $9,029
                                                                        ========

The charges associated with staff reductions consist primarily of severance pay for 219 associates. The reductions occurred in virtually all areas of the Company and were completed by October 29, 1995. The amount of benefits paid and charged against the restructuring liability as of October 29, 1995 was $1.0 million. All actions related to the restructuring were implemented as of October 29, 1995, and the liability for restructuring activities at October 29, 1995 was not material.

The revenue and net operating results of the activities that will not be continued are as follows (in millions):

                                               1995          1994          1993
Revenue
  Memory distribution business                $70.5         $47.1          $0.0
  Outsourced business function                 $3.5          $7.1          $0.3

Pretax income (loss)
  Memory distribution business               $(1.7)        $(0.1)          $0.0
  Outsourced business function               $(1.6)          $0.0          $0.2

NOTE 17 - RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective for fiscal years beginning after December 15, 1995, the standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will implement the provisions of SFAS 121 for its fiscal year ending November 2, 1997. The Company does not believe that adoption of this Statement will have a material impact on its financial position or results of operations.

Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation. The accounting requirements are effective for transactions entered into in fiscal years beginning after December 15, 1995. The disclosure requirements are effective for fiscal years beginning after December 31, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines the fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company expects to implement the disclosure provisions of SFAS No. 123 for its fiscal year ending November 2, 1997.

NOTE 18 - SUBSEQUENT EVENT (UNAUDITED)
--------------------------------------

On January 14, 1997, the Company completed the acquisition of a previously franchised reseller location. Under the terms of the acquisition, to be accounted for as a pooling of interests, the Company exchanged 640,493 common shares for all of the outstanding shares of the acquired company. The financial position and results of operations of the Company and the acquired company will be combined in fiscal 1997 retroactive to November 4, 1996. In addition, all prior periods presented will be restated to give effect to the merger. The impact of the combination on the previously reported financial position and results of operations of the Company will not be material.
                                      F-20

                                 MicroAge, Inc.
                                   Schedule I
                 Valuation and Qualifying Accounts and Reserves
                                 (in thousands)
       Years ended November 3, 1996, October 29, 1995 and October 30, 1994

                                           Balance at        Charged to          Charged to                            Balance at
                                            beginning         costs and            other           Deductions/            end
               Description                  of period         expenses           accounts          write-offs          of period
---------------------------------------  ----------------  ----------------   ----------------   ----------------   ----------------
Allowance for doubtful accounts:

Year ended October 30, 1994                       $3,911            $3,370          --                     ($448)            $6,833
                                         ================  ================   ================   ================   ================

Year ended October 29, 1995                       $6,833            $5,844          --                     ($422)           $12,255
                                         ================  ================   ================   ================   ================

Year ended November 3, 1996                      $12,255            $7,629          --                  ($12,630)            $7,254
                                         ================  ================   ================   ================   ================

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------


     3.1 Restated Certificate of Incorporation of MicroAge, Inc. (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

     3.2 By-Laws of MicroAge, Inc., amended and restated as of January 18, 1996 (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for fiscal year ended October 29, 1995)

     4.1 Specimen Common Stock Certificate (reference is also made to Exhibits 3.1 and 3.2) (Incorporated by reference to
                   Exhibit 4.1 to Registration Statement No.
                   33-45510)

     4.2 Amended and Restated Rights Agreement dated as of September 28, 1994 between MicroAge, Inc. and First Interstate Bank of California (Incorporated by reference to Exhibit 1.1 to the Form 8-A for MicroAge, Inc. filed January 13, 1994)

     4.2.1 First Amendment dated as of November 5, 1996 by and between MicroAge, Inc. and American Stock Transfer and Trust Company to Amended and Restated Rights Agreement dated as of September 28, 1994 between MicroAge, Inc. and First Interstate Bank of California

     10.1          MicroAge,    Inc.   Restated    Executive
                   Supplemental    Savings   Plan(1)   dated
                   September 26, 1996

     10.2          MicroAge,   Inc.  Supplemental  Executive
                   Retirement  Plan  dated as of  October 1,
                   19921   (Incorporated   by  reference  to
                   Exhibit 10.65.2 to Registration Statement
                   No. 33-33094)

     10.2.1        First   Amendment   to   MicroAge,   Inc.
                   Supplemental Executive Retirement Plan dated as of September 26, 1996(1)

-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

     10.3 Form of MicroAge, Inc. 1994 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives(1)(Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

     10.3.1 Form of First Amendment dated as of December 14, 1995 to the MicroAge, Inc. 1994 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives(1)

     10.4          Form of MicroAge,  Inc.  1997  Management
                   Equity  Program  Award  Agreement  by and
                   between   MicroAge,   Inc.   and  certain
                   executives(1)

     10.5          Amended and Restated Employment Agreement
                   dated  as of  November  4,  1996  by  and
                   between   Jeffrey  D.  McKeever  and  the
                   Company(1)

     10.5.1 Amended and Restated Split-Dollar Insurance Agreement dated as of December 14, 1994, by and between MicroAge, Inc. and Jeffrey D. McKeever(1) (Incorporated by reference to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

     10.5.2        MicroAge,  Inc.  1994  Management  Equity
                   Program  Award   Agreement  dated  as  of
                   December   14,   1993   by  and   between
                   MicroAge, Inc. and Jeffrey D. McKeever(1)

     10.5.3 First Amendment dated December 14, 1995 to the MicroAge, Inc. 1994 Management Equity Program Award Agreement dated as of December 14, 1993 by and between MicroAge, Inc. and Jeffrey D. McKeever(1)

     10.6 Amended and Restated Employment Agreement dated as of November 4, 1996 by and between Alan P. Hald and the Company(1)

-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

     10.6.1 Split-Dollar Insurance Agreement dated as of January 29, 1997, by and between MicroAge, Inc. and Alan P. Hald(1)

     10.6.2        MicroAge,  Inc.  1994  Management  Equity
                   Program  Award   Agreement  dated  as  of
                   December   14,   1993   by  and   between
                   MicroAge, Inc. and Alan P. Hald(1)

     10.6.3 First Amendment dated December 14, 1995 to the MicroAge, Inc. 1994 Management Equity Program Award Agreement dated as of December 14, 1993 by and between MicroAge, Inc. and Alan P. Hald(1)

     10.7          Amended and Restated Employment Agreement
                   dated  as of  November  4,  1996  by  and
                   between   James   R.   Daniel   and   the
                   Company(1)

     10.7.1 Split-Dollar Insurance Agreement dated as of September 1, 1995 by and between James
                   R.    Daniel    and    the     Company(1)
                   (Incorporated  by  reference  to  Exhibit
                   10.5.2 to the Annual Report on Form 10-K for fiscal year ended October 29, 1995)

     10.7.2        MicroAge,  Inc.  1994  Management  Equity
                   Program  Award   Agreement  dated  as  of
                   December   14,   1993   by  and   between
                   MicroAge, Inc. and James R. Daniel(1)

     10.7.3 First Amendment dated December 14, 1995 to the MicroAge, Inc. 1994 Management Equity Program Award Agreement dated as of December 14, 1993 by and between MicroAge, Inc. and James R. Daniel(1)

     10.8          Amended and Restated Employment Agreement
                   dated  as of  November  4,  1996  by  and
                   between   Robert  G.   O'Malley  and  the
                   Company(1)

     10.8.1 Split-Dollar Insurance Agreement dated as of September 1, 1995 by and between Robert G. O'Malley and the Company(1)

     10.8.2 Split-Dollar Insurance Agreement dated as of January 27, 1997 by and between Robert
                   G. O'Malley and the Company(1)

-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

     10.8.3        MicroAge,  Inc.  1997  Management  Equity
                   Program Award Agreement by and between MicroAge, Inc. and Robert G. O'Malley(1)

     10.9 Amended and Restated Employment Agreement dated as of November 4, 1996 by and between Christopher J. Koziol and the Company(1)

     10.9.1 Split-Dollar Insurance Agreement dated as of September 1, 1995 by and between Christopher J. Koziol and the Company(1)

     10.9.2        MicroAge,  Inc.  1994  Management  Equity
                   Program  Award   Agreement  dated  as  of
                   December   14,   1993   by  and   between
                   MicroAge,   Inc.   and   Christopher   J.
                   Koziol(1)

     10.9.3 First Amendment dated December 14, 1995 to the MicroAge, Inc. 1994 Management Equity Program Award Agreement dated as of December 14, 1993 by and between
                   MicroAge,   Inc.   and   Christopher   J.
                   Koziol(1)

     10.10 Employment Agreement dated as of September 1, 1993 by and between Kenneth
                   R. Waters and the Company(1)(Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended September 30, 1993)

     10.11 Form of Employment Agreement dated as of November 4, 1996 by and between MicroAge,
                   Inc. and certain executives(1)

     10.12 Form of Split-Dollar Insurance Agreement dated September 1, 1995 by and between MicroAge, Inc. and certain executives(1) (Incorporated by reference to Exhibit
                   10.9 to the Annual Report on Form 10-K for fiscal year ended October 29, 1995)

     10.13 Resolutions by the Compensation Committee of the Board of Directors of MicroAge, Inc. approving the fiscal year 1997 bonus compensation formula for certain executives(1)

-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

     10.14         The Amended and Restated  MicroAge,  Inc.
                   1984   Incentive  Stock  Option   Plan(1)
                   (Incorporated  by  reference  to  Exhibit
                   10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30, 1994)

     10.15         The Amended and Restated  MicroAge,  Inc.
                   1986   Incentive  Stock  Option   Plan(1)
                   (Incorporated  by  reference  to  Exhibit
                   10.2 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30, 1994)

     10.16         The Amended and Restated  MicroAge,  Inc.
                   1988 Stock Option Plan(1)(Incorporated by
                   reference   to   Exhibit   10.3   to  the
                   Quarterly   Report   on  Form   10-Q  for
                   MicroAge,  Inc.  for  the  quarter  ended
                   January 30, 1994)

     10.17         The Amended and Restated  MicroAge,  Inc.
                   1989 Stock Option Plan(1)(Incorporated by
                   reference   to   Exhibit   10.4   to  the
                   Quarterly   Report   on  Form   10-Q  for
                   MicroAge,  Inc.  for  the  quarter  ended
                   January 30, 1994)

     10.18 MicroAge, Inc. Long-Term Incentive Plan(1) (Incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on March 23, 1994, File No. 0-15995)

     10.19         The Amended and Restated  MicroAge,  Inc.
                   Directors'     Stock     Option   Plan(1)
                   (Incorporated  by  reference  to  Exhibit
                   10.5 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30, 1994)

     10.19 1995 MicroAge, Inc. Director Incentive Plan(1) (Incorporated by reference to Appendix C to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on March 15, 1995, File No. 0-15995)

     10.21         Amended  and  Restated   MicroAge,   Inc.
                   Retirement  Savings  and  Employee  Stock
                   Ownership  Plan  and  Trust  Agreement(1)
                   (Incorporated  by  reference  to  Exhibit
                   10.14 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

      10.21.1 First Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement(1) (Incorporated by reference to Exhibit 10.1 to the
                   Quarterly   Report   on  Form   10-Q  for
                   MicroAge,  Inc.  for  the  quarter  ended
                   April 30, 1995)

     10.21.2 Second Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement dated March 14, 1996(1) (Incorporated by reference to
                   Exhibit 10.1 to the  Quarterly  Report on
                   Form 10-Q for fiscal  quarter  ended July
                   28, 1996)

    10.22.3 Third Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement dated October 28, 1996(1)

    10.23.4 Fourth Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement dated December 4, 1996(1)

    10.24 1988 MicroAge, Inc. Franchisee Stock Option Plan (Incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held February 9, 1988, File No. 0-15995)

    10.25 1989 MicroAge, Inc. Franchisee Stock Option Plan (Incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on March 1, 1989, File No. 0-15995)

    10.26 MicroAge, Inc. 1995 Associate Stock Purchase Plan1 (Incorporated by reference to Appendix B to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on March 15, 1995, File No. 0-15995)

    10.26.1        First  Amendment  to the  MicroAge,  Inc.
                   1995  Associate  Stock  Purchase  Plan(1)
                   (Incorporated  by  reference  to  Exhibit
                   99.1  to   Registration   Statement   No.
                   33-58901)


-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

    10.26.2        Second  Amendment to the  MicroAge,  Inc.
                   1995  Associate  Stock  Purchase  Plan(1)
                   (Incorporated  by  reference  to  Exhibit
                   10.3 to the Quarterly Report on Form 10-Q
                   for  fiscal  quarter  ended  January  28,
                   1996)

    10.27 Inventory Financing Agreement by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation dated as of July 9, 1993 (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

    10.27.1 First Amendment dated January 27, 1994 to Inventory Financing Agreement by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation dated as of July 9, 1993 (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

    10.28 Agreement For Wholesale Financing by and between IBM Credit Corporation and MicroAge Computer Centers, Inc. dated December 17, 1993 (Incorporated by reference to Exhibit 10.9 to the
                   Quarterly   Report   on  Form   10-Q  for
                   MicroAge,  Inc. for the quarter ended May
                   1, 1994)

    10.29 Restated and Amended Purchase Agreement dated as of August 3, 1995, by and among MicroAge Computer Centers, Inc., et al and Deutsche Financial Services Corporation (Incorporated by reference to
                   Exhibit 10.3 to the  Quarterly  Report on
                   Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

    10.29.1 Second Restated Agreement for Wholesale Financing Agreement dated as of December 17, 1993, by MicroAge Computer Centers, Inc. and Deutsche Financial Services Corporation (Incorporated by reference to
                   Exhibit 10.3.1 to the Quarterly Report on
                   Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)


-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

    10.30 Agreement For Wholesale Financing dated as of December 17, 1993, by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation (Incorporated by reference to Exhibit 10.9 to the
                   Quarterly   Report   on  Form   10-Q  for
                   MicroAge,  Inc. for the quarter ended May
                   1, 1994)

    10.30.1 Amendment No. 1 to Addendum dated as of August 3, 1995 to the Agreement For Wholesale Financing dated as of December 17, 1993, by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation (Incorporated by reference to
                   Exhibit 10.4.1 to the Quarterly Report on
                   Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

    10.31 COMPAQ Computer Corporation Dealer Agreement, dated April 1, 1984, by and between COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit
                   10.1  to   Registration   Statement   No.
                   33-14333)

    10.32 COMPAQ Computer Corporation Central Purchase Agreement, dated November 21, 1983 by and between COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to
                   Exhibit  10.2 to  Registration  Statement
                   No. 33-14333)

    10.32.1 Amendment dated June 15, 1992 to the COMPAQ Computer Corporation Central Purchase Agreement, dated November 21, 1983 by and between COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to
                   Exhibit 10.8 to Quarterly  Report on Form
                   10-Q for MicroAge, Inc. for the quarter ended March 31, 1993)

    10.33 IBM Business Partner Agreement dated April 25, 1994 by and between International Business Machines
                   Corporation    and   MicroAge    Computer
                   Centers, Inc. (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

    10.34 Apple Authorized Dealer Sales Agreement, dated as of April 1, 1989, by and between Apple Computer, Inc. and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended September 30,
                   1989)

    10.34.1 Amendment dated April 1, 1989 to the Apple Authorized Dealer Sales Agreement, dated as of April 1, 1989, by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.4.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended September 30,
                   1990)

     10.34.2 Letter Agreement dated September 30, 1992 to the Apple Authorized Dealer Sales Agreement, dated as of April 1, 1989, by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit
                   10.9 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended March 31, 1993)

     10.34.3 Letter Agreement dated February 28, 1994 to the Apple Authorized Dealer Sales Agreement, dated as of April 1, 1989, by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit
                   10.24.3 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

     10.34.4 Letter Agreement dated June 23, 1994 to the Apple Authorized Dealer Sales Agreement, dated as of April 1, 1989, by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit
                   10.24.4 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

    10.35 Hewlett-Packard Company U.S. Agreement for Authorized Resellers effective March 1, 1995, by and between Hewlett Packard Company and MicroAge Computer Centers, Inc. (Incorporated by reference to
                   Exhibit 10.2 to the  Quarterly  Report on
                   Form 10-Q for MicroAge, Inc. for the quarter ended April 30, 1995)

-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

    10.36 Form of Franchise Agreement by and between the Company and its franchisees effective January 1996 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10- Q for fiscal quarter ended April 28, 1996)

    10.37 Form of Agreement by and between the Company and its Independent Computer Dealers effective June 1994 (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

    10.38 Form of Purchase Agreement by and between the Company and its resellers effective
                   January 1997

    10.39 Triple Net Industrial Lease dated as of December 21, 1993, by and between
                   Catellus   Development   Corporation  and
                   MicroAge    Computer    Centers,     Inc.
                   (Incorporated  by  reference  to  Exhibit
                   10.22  to the  Quarterly  Report  on Form
                   10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

    10.40          Triple Net  Industrial  Lease  dated July
                   28,   1993,   by  and  between   Catellus
                   Development   Corporation   and  MicroAge
                   Computer Centers,  Inc.  (Incorporated by
                   reference   to   Exhibit   10.24  to  the
                   Quarterly   Report   on  Form   10-Q  for
                   MicroAge,  Inc. for the quarter ended May
                   1, 1994)

    10.40.1 Amendment No. One dated December 21, 1993 to Triple Net Industrial Lease dated July 28, 1993, by and between Catellus
                   Development   Corporation   and  MicroAge
                   Computer Centers,  Inc.  (Incorporated by
                   reference   to   Exhibit   10.25  to  the
                   Quarterly   Report   on  Form   10-Q  for
                   MicroAge,  Inc. for the quarter ended May
                   1, 1994)

    10.41 Lease dated as of October 27, 1994 by and between Chimiarra Investments Limited and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit
                   10.35 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)


-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

     10.41.1 Addendum dated October 27, 1994 to lease dated as of October 27, 1994 by and between Chimiarra Investments Limited and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit
                   10.35.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

     10.41.2 Lease Amendment dated September 9, 1994 to Triple Net Industrial Leases dated July, 16, 1985, July 28, 1993, and
                   December 21, 1993 by and between Catellus
                   Development   Corporation   and  MicroAge
                   Computer Centers,  Inc.  (Incorporated by
                   reference  to  Exhibit   10.34.2  to  the
                   Annual  Report on Form 10-K for MicroAge,
                   Inc.  for the fiscal  year ended  October
                   30, 1994)

    10.42 Lease dated March 6, 1990 by and between MicroAge Computer Centers, Inc. and Petula Associates, Ltd. and The Alameda Group, as tenants in common (Incorporated by reference to Exhibit 10.40 to Registration Statement No. 33- 45510)

    10.42.1 First Amendment dated July 1, 1990 to Lease dated March 6, 1990 by and between MicroAge Computer Centers, Inc. and Petula Associates, Ltd. and The Alameda Group, as tenants in common (Incorporated by reference to Exhibit 10.40.1 to Registration Statement No. 33-45510)

    10.42.2 Second Amendment dated August 10, 1993 to Lease dated March 6, 1990 by and between MicroAge Computer Centers, Inc. and Petula Associates, Ltd. and The Alameda Group, as tenants in common (Incorporated by reference to Exhibit 10.31.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended September 30, 1993)

    10.43 Lease Agreement dated April 12, 1994 by and between Duke Realty Limited Partnership and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

     10.43.1 Lease Agreement dated November 18, 1994, by and between Duke Realty Limited partnership and Kenco Group, Inc. (Incorporated by reference to Exhibit
                   10.2 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

    10.43.2 Assignment and Assumption of Lease Agreement dated July 18, 1994 to Lease dated November 18, 1994, by and between Duke Realty Limited partnership and Kenco Group, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

    10.44 Triple Net Industrial Lease dated as of July 16, 1985, by and between MicroAge Computer Centers, Inc. Southern Pacific
                   Industrial       Development      Company
                   (Incorporated  by  reference  to  Exhibit
                   10.41  to   Registration   Statement  No.
                   33-45510)

    10.44.1 Amendment No. 1 dated September 18, 1985 to Triple Net Industrial Lease dated as of July 16, 1985, by and between MicroAge Computer Centers, Inc. and Southern Pacific Industrial Development Company (Incorporated by reference to Exhibit
                   10.41.1  to  Registration  Statement  No.
                   33-45510)

    10.44.2 Amendment No. 2 dated September 19, 1986 to Triple Net Industrial Lease dated as of July 16, 1985, by and between MicroAge Computer Centers, Inc. and Southern Pacific Industrial Development Company (Incorporated by reference to Exhibit
                   10.41.2  to  Registration  Statement  No.
                   33-45510)

     10.44.3 Supplemental Agreement (Amendment No. 3) dated April 19, 1990 to Triple Net
                   Industrial  Lease  dated  as of July  16,
                   1985,  by and between  MicroAge  Computer
                   Centers,   Inc.  and   Southern   Pacific
                   Industrial       Development      Company
                   (Incorporated  by  reference  to  Exhibit
                   10.41.3  to  Registration  Statement  No.
                   33-45510)

-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

      10.44.4 Amendment No. 4 dated July 2, 1990 to Triple Net Industrial Lease dated as of July 16, 1985, by and between MicroAge Computer Centers, Inc. Catellus Development Corporation (fka Santa Fe Pacific Realty Corporation), successor by merger with Southern Pacific Industrial Development Company (Incorporated by reference to Exhibit 10.41.3 to Registration Statement No. 33-45510)

      10.44.5 Lease Amendment dated July 28, 1993 to Triple Net Industrial Lease dated as of July 16, 1985, by and between MicroAge Computer Centers, Inc. and Catellus Development Corporation (Incorporated by reference to Exhibit 10.41.3 to Registration Statement No. 33-45510)

      10.44.6 Lease Amendment dated December 21, 1993 to Triple Net Industrial Lease dated July 16, 1985 by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.20 to the
                   Quarterly   Report   on  Form   10-Q  for
                   MicroAge,  Inc. for the quarter ended May
                   1, 1994)

       10.45       Standard            Industrial/Commercial
                   Single-Tenant  Lease  dated  January  18,
                   1995, by and between  Chamberlain  Family
                   Trust  dated   September   21,  1979  dba
                   Chamberlain   Enterprises   and  MicroAge
                   Computer Centers,  Inc.  (Incorporated by
                   reference   to   Exhibit   10.1   to  the
                   Quarterly   Report   on  Form   10-Q  for
                   MicroAge,  Inc.  for  the  quarter  ended
                   January 29, 1995)

      10.46 Lease dated September 14, 1993 by and between MicroAge Computer Centers, Inc. and Amberjack, Ltd. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10- K for MicroAge, Inc. for the fiscal year ended September 30,
                   1993)

      10.47        Land  Purchase and Sale  Agreement  dated
                   August  8,  1996  by  and   between   CMD
                   Southwest  Inc.  and  MicroAge   Computer
                   Centers, Inc.

-------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

      10.48        Single-Tenant Lease-Net,  dated March 31,
                   1995,   by   and   between    Chamberlain
                   Development, L.L.C. and MicroAge Computer
                   Centers, Inc.

      10.48.1 First Amendment, dated as of August 29, 1995, to the Single- Tenant Lease-Net, dated March 31, 1995, by and between Chamberlain Development, L.L.C. and MicroAge Computer Centers, Inc.

      10.49        Standard Industrial Lease dated September
                   27,   1996   by   and   between   Dermody
                   Properties    and   MicroAge    Logistics
                   Services, Inc.

      11.1 EPS Detail Calculation (Incorporated by reference to Footnote 2 to the Audited
                   Financial Statements included herein)

      21           List of Subsidiaries of MicroAge, Inc.

      23           Consent of Independent Accountants

      27           Financial Data Schedule

      99.1 Company and Purchasers Rights Agreement dated as of April 27, 1990 by and between MicroAge, Inc., Banstock Company Limited and Fred Israel (Incorporated by reference to Exhibit 28.3 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

      99.2 Parent Agreement dated as of April 27, 1990 by and among MicroAge, Inc., Olivetti Holding N.V. and Kokudo Sangyo, Inc. (Incorporated by reference to
                   Exhibit  28.5 to the  Current  Report  on
                   Form 8-K for MicroAge,  Inc. dated May 7,
                   1990)

----------
   * Included only in manually signed original

                                  EXHIBIT INDEX

Exhibit No.                       Description                         Page No. *
-----------                       -----------                         ----------

      99.3 Trust Agreement dated December 30, 1994 by and between MicroAge, Inc. and First Interstate Bank of Arizona, N.A., as Trustee on behalf of The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust (Incorporated by reference to Exhibit 99.8 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30,
                   1994)


----------

(1) Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


   * Included only in manually signed original