Form 10-Q
period 1997-02-02
MICROAGE INC /DE/
filed 1997-03-18
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

/ X / Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, For the quarterly period ended February 2, 1997 or

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

                               Yes / X /     No

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at March 14, 1997 was 15,480,054.

                                      INDEX

                                 MICROAGE, INC.


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets -- February 2, 1997 and November 3, 1996.

           Consolidated statements of income -- Quarters ended February 2, 1997 and January 28, 1996.

           Consolidated statements of cash flows -- Quarters ended February 2, 1997 and January 28, 1996.

           Notes to consolidated financial statements -- February 2, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                     ASSETS
                                                    February 2,    November 3,
                                                       1997           1996
                                                   -----------     -----------
Current assets:
  Cash and cash equivalents                         $  12,346      $  21,331
  Accounts and notes receivable, net                  182,386        257,637
  Inventory, net                                      465,042        325,313
  Other                                                 9,902         11,135
                                                    ---------      ---------
      Total current assets                            669,676        615,416

Property and equipment, net                            53,579         53,361
Intangible assets, net                                 17,152         17,499
Other                                                   9,676          9,126
                                                    ---------      ---------
      Total assets                                  $ 750,083      $ 695,402
                                                    =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 466,755      $ 474,516
  Accrued liabilities                                  17,804         23,497
  Current portion of long-term obligations              2,114          2,121
  Line of credit                                       62,735           --
  Other                                                 1,843          3,617
                                                    ---------      ---------
      Total current liabilities                       551,251        503,751

Long-term obligations                                   3,654          3,892

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
      Shares authorized: 5,000,000
      Issued and outstanding:  none                        --             --
  Common stock, par value $.01 per share;
      Shares authorized: 40,000,000
      Issued:  February 2, 1997 -- 15,540,140
               November 3, 1996 -- 15,320,133             155            153
  Additional paid-in capital                          126,805        124,308
  Retained earnings                                    68,897         64,229
  Loan to ESOT                                            (84)          (207)
  Treasury stock, at cost;
      Shares:  February 2, 1997 -- 71,836
               November 3, 1996 -- 97,028                (595)          (724)
                                                    ---------      ---------
      Total stockholders' equity                      195,178        187,759
                                                    ---------      ---------
      Total liabilities and stockholders' equity    $ 750,083      $ 695,402
                                                    =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)



                                                     Quarters ended
                                              ----------------------------
                                              February 2,      January 28,
                                                 1997             1996
                                              ----------        ---------

    Revenue                                    $ 860,319        $ 783,751

    Cost of sales                                804,367          741,906
                                               ---------       ----------

    Gross profit                                  55,952           41,845

    Operating expenses                            43,064           35,682
                                               ---------        ---------

    Operating income                              12,888            6,163

    Other expenses - net                           4,760            3,243
                                               ---------        ---------

    Income before income taxes                     8,128            2,920

    Provision for income taxes                     3,460            1,277
                                               ---------        ---------

    Net income                                 $   4,668        $   1,643
                                               =========        =========

    Net income per common share                $    0.29        $    0.11
                                               =========        =========
    Weighted average common and
       common equivalent
       shares outstanding                         16,300           15,026


   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                               Quarter ended
                                                        ------------------------
                                                        February 2,  January 28,
                                                           1997         1996
                                                        -----------  -----------
Cash flows from operating activities:
 Net income                                              $   4,668      $  1,643
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                            5,661         4,520
    Provision for losses on accounts and notes receivable    1,629         1,782
Changes in assets and liabilities:
    Accounts and notes receivable                           73,622        52,035
    Inventory                                             (139,729)      (69,393)
    Other current assets                                     1,233           661
    Other assets                                              (594)          175
    Accounts payable                                        (7,761)       (2,190)
    Accrued liabilities                                     (5,693)        1,373
    Other liabilities                                       (1,774)         (463)
                                                         ---------      --------
  Net cash used in operating activities                    (68,738)       (9,857)

Cash flows from investing activities:
 Purchases of property and equipment                        (5,347)       (3,508)
                                                         ---------      --------
  Net cash used in investing activities                     (5,347)       (3,508)

Cash flows from financing activities:
 Amounts received from ESOT                                    123           168
 Proceeds from issuance of stock - stock option and
  employee stock purchase plans                              2,628           452
 Net borrowings under line of credit                        62,735        10,223
 Principal payments on long-term obligations                  (386)         (592)
                                                         ---------      --------
  Net cash provided by financing activities                 65,100        10,251
                                                         ---------      --------
Net decrease in cash and cash equivalents                   (8,985)       (3,114)

Cash and cash equivalents at beginning of period            21,331        14,016
                                                         ---------      --------
Cash and cash equivalents at end of period               $  12,346      $ 10,902
                                                         =========      ========

   The accompanying notes are an integral part of these financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the quarter ended February 2, 1997 are not necessarily indicative of the results that may be expected for the year ending November 2, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 3, 1996.

On January 15, 1997, the Company issued shares of its common stock in exchange for all of the outstanding shares of a previously franchised reseller location. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the acquired company for all periods presented.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands).

                         Quarter ended January 28, 1996:

                    MicroAge, Inc.      Acquired Co.     Combined
                    --------------      ------------     --------
 Revenue            $  780,318          $ 3,433         $ 783,751
 Net income         $    1,557          $    86         $   1,643


NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                                  Quarters ended
                                              -------      --------
                                              Feb. 2,      Jan. 28,
                                                1997         1996
                                              -------      --------
         Interest expense                     $   474      $   327
         Expenses from sales of
          accounts receivable                   4,264        2,799
         Other                                     22          117
                                              -------      -------
                                              $ 4,760      $ 3,243
                                              =======      =======

NOTE C - FINANCING ARRANGEMENTS

The Company maintains a financing agreement (the "Agreement") which contains a financing facility of $400 million. The line of credit in the accompanying balance sheet represents borrowings under a line of credit option in the Agreement.

NOTE D - LITIGATION

On July 14 through July 19, 1994, seven class action complaints were filed in the United States District Court for the District of Arizona against the Company, certain of its officers and directors, and, in three of the lawsuits, one of the underwriters of the Company's June 16, 1994 public offering of common stock. On December 5, 1994, the Court consolidated the seven actions into a single action. On February 16, 1995, plaintiffs filed and served an amended, consolidated complaint against the Company, certain officers and directors of the Company, and three of the underwriters of the Company's June 16, 1994 public offering of common stock ("the Complaint"). The Complaint purports to be brought on behalf of a class of purchasers of the Company's common stock during the period April 13, 1994 through July 14, 1994. The Complaint alleges, among other things, that the Company violated federal securities laws by making misleading public statements and omitting material facts regarding the Company's operations and financial results, which the plaintiffs contend to have artificially inflated the price of the Company's common stock during the alleged class period. The Complaint seeks unspecified compensatory damages as well as fees and costs. On April 28, 1995, the Company filed a motion to dismiss the Complaint in its entirety. On March 25, 1996, the Court dismissed the majority of the allegations contained in the Complaint. The parties to the litigation have entered into a written settlement agreement, subject to obtaining court approval thereof. The Company's contribution to the proposed settlement, after the contributions of the Company's directors and officers liability insurance carrier, constitutes amounts immaterial to the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements.

On January 15, 1997, the Company issued shares of its common stock in exchange for all of the outstanding shares of a previously franchised reseller location. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the acquired company for all periods presented.

RESULTS OF OPERATIONS

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                     Quarter ended
                           -----------------------------------------------------------
                            Feb. 2,      Nov. 3,      July 28,    April 28,   Jan. 28,
                             1997         1996         1996         1996        1996
                           --------    ----------    --------     --------    --------
Revenue (in thousands)     $860,319    $1,033,998    $847,716     $866,705    $783,751
Cost of sales                  93.5%         94.3%       94.4%        94.6%       94.7%
                           --------    ----------    --------     --------    --------
Gross profit                    6.5           5.7         5.6          5.4         5.3

Operating expenses              5.0           4.4         4.5          4.2         4.6
                           --------    ----------    --------      --------   --------
Operating income                1.5           1.2         1.1          1.1         0.8

Other expenses - net            0.6           0.3         0.3          0.5         0.4
                           --------    ----------    --------      --------   --------
Income before income taxes      0.9           0.9         0.8          0.6         0.4

Provision for income taxes      0.4           0.4         0.3          0.3         0.2
                           --------    ----------    --------      --------   --------
Net income                      0.5%          0.5%        0.5%         0.4%        0.2%
                           ========    ==========    ========      ========   ========


TOTAL REVENUE. Total revenue of $860 million increased $77 million, or 10%, for the quarter ended February 2, 1997 as compared to the quarter ended January 28, 1996. This revenue increase included a $63 million, or 14%, increase in distribution business revenue and an $11 million, or 4%, increase in systems integration business revenue.

The revenue increase was primarily due to sales to resellers added since January 28, 1996, the Company's focus on large account sales, increased demand for the Company's major vendors' products and increased service revenues.

Revenue decreased from $1.0 billion for the quarter ended November 3, 1996 to $860 million for the quarter ended February 2, 1997. This decrease was primarily due to fewer shipping days in the first quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996 and, to a lesser extent, to lower average daily shipments in the first quarter. The fourth quarter of fiscal 1996 represented the highest average daily sales in the Company's history. The decrease in the number of shipping days between the two periods was due to a 14 week quarterly period in the fourth quarter compared to a 13 week period in the first quarter of 1997.

GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 6.5% for the quarter ended February 2, 1997 and 5.3% for the quarter ended January 28, 1996. The increase in the Company's gross profit percentage was driven by higher service content in revenues, increased supplier participation in the form of rebates and increased early pay discounts and increasing profitability of the Company's large account business.

Future gross profit percentages may be affected by market pressures, the introduction of new Company programs, changes in revenue mix, the Company's utilization of early payment discount opportunities, supplier pricing actions and other competitive and economic factors. See also "Potential Fluctuations in Operating Results" below.

OPERATING EXPENSES. As a percentage of revenue, operating expenses were 5.0% for the quarter ended February 2, 1997 compared to 4.6% for the quarter ended January 28, 1996. Operating expenses increased $7.4 million to $43.1 million for the quarter ended February 2, 1997, as compared to the quarter ended January 28, 1996. The increase in operating expenses was primarily attributable to costs associated with increased revenue and capacity expansion in personnel, systems and facilities.

OTHER EXPENSES - NET. Other expenses - net increased from $3.2 million for the quarter ended January 28, 1996 to $4.8 million for the quarter ended February 2, 1997. This increase was primarily due to an increase in net financing costs as a result of higher inventory levels.

If the Company is successful in achieving continued revenue growth, its working capital requirements and related financing costs are likely to increase.

SUPPLIER INCENTIVE FUNDS. The Company receives funds from certain suppliers which are earned through marketing programs, meeting established purchasing or sales objectives or meeting other objectives determined by the supplier. There can be no assurance that these programs will be continued by the suppliers. A substantial reduction in the supplier funds available to the Company would have an adverse effect on the Company's results of operations.

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

In order to establish or solidify its presence in strategic markets or in response to competitive pressures, the Company may make acquisitions of, or investments in, certain companies. These acquisitions or investments may be made utilizing cash, stock or a combination of cash and stock.

For the quarter ended February 2, 1997, $68.7 million of cash was used in operating activities. Net cash used in operating activities included an increase in inventory of $139.7 million, a decrease in accounts payable of $7.8 million and a decrease in accrued liabilities of $5.7 million, offset by a decrease in accounts receivable of $73.6 million and net income, before certain non-cash items, of $12.0 million.

The number of days cost of sales in ending inventory increased from 33 days at November 3, 1996 to 52 days at February 2, 1997. Inventory is purchased in anticipation of sales. Revenue for the quarter ended February 2, 1997 was below the Company's expectations, resulting in higher than anticipated inventory levels. The Company expects inventory days on hand to decrease to historical levels by the end of the second fiscal quarter. The number of days' cost of sales in ending accounts payable increased from 47 days at November 3, 1996 to 52 days at February 2, 1997. The number of days' sales in ending accounts receivable decreased from 24 days at November 3, 1996 to 19 days at February 2, 1997, primarily due to accounts receivable that were sold under a financing facility (see discussion below). The receivables days adjusted for sold receivables were 45 days at February 2, 1997 compared to 43 days at November 3, 1996.

For the quarter ended February 2, 1997, $5.3 million was used in investing activities for the purchase of property and equipment, and net cash of $65.1 million was provided by financing activities which consisted primarily of borrowings under the Company's financing facility.

The Company maintains a primary financing agreement (the "Agreement") with a financing facility of $400 million. The Company is currently in negotiations to increase the total amount of the financing facility to $550 million and expects the increase to be finalized during the second quarter of fiscal year 1997. There can be no assurances that the financing facility will be increased. The Agreement includes two major components: an accounts receivable facility (the "A/R Facility") and an inventory facility (the "Inventory Facility"). The Agreement expires in August 1997.

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $250 million sold at any given time. At February 2, 1997, the net amount of sold accounts receivable was $241 million and the effective funding rate was LIBOR plus 2.1%.

The Inventory Facility provides for borrowings up to $150 million. Within the Inventory Facility, the Company has a line of credit for the purchase of inventory from selected product suppliers ("Inventory Line of Credit") of $50 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $100 million. Payments for products purchased under the Inventory Line of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Line of Credit if payments are made when due. At February 2, 1997, the Company had $7 million outstanding under the Inventory Line of Credit (included in accounts payable in the accompanying Balance Sheets), and $63 million outstanding under the Supplemental Line of Credit. As of February 2, 1997, the interest rate on the Supplemental Line of Credit was LIBOR plus 2%.

Of the $400 million of financing capacity represented by the Agreement, $89 million was unused as of February 2, 1997. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed.

Borrowings under the Agreement are secured by substantially all of the Company's assets, and the Agreement contains certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At February 2, 1997, the Company was in compliance with these covenants.

The Company also maintains trade credit arrangements with its vendors and other creditors to finance product purchases. Several major vendors maintain security interests in their products sold to the Company.

The unavailability of a significant portion of, or the loss of, the Agreement or trade credit from vendors would have a material adverse effect on the Company.

Although the Company has no material capital commitments, the Company expects to make capital expenditures of approximately $15 to $20 million during the remaining quarters of fiscal 1997.

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

Item 2.    Changes in Securities

     (a) None

     (b) None

     (c) On January 15, 1997, the Company acquired a previously franchised reseller. In connection with the merger, the Company issued shares of common stock, $0.01 par value per share, to the previously franchised reseller which became a subsidiary of the Company. Exemption from registration for the issuance of the Common Stock is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1 Fifth Amendment dated January 1, 1997 to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan

         10.2 First Amendment dated January 1, 1997 to the MicroAge, Inc. Executive Supplemental Savings Plan

         11    EPS Detail Calculation

         27    Financial Data Schedule

     (b) The Company did not file any Reports on Form 8-K during the quarter ended February 2, 1997.

                                  EXHIBIT INDEX


Exhibit No.                    Description
-----------                    -----------

   10.1 Fifth Amendment dated January 1, 1997 to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan

   10.2 First Amendment dated January 1, 1997 to the MicroAge, Inc. Executive Supplemental Savings Plan

   11        EPS Detail Calculation

   27        Financial Data Schedule

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MICROAGE, INC.
                                                  (Registrant)


Date:      March ___, 1997           By:     /s/ Jeffrey D. McKeever
                                        ----------------------------------------
                                                 Jeffrey D. McKeever
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Date:      March ___, 1997           By:     /s/ James R. Daniel
                                         ---------------------------------------
                                                 James R. Daniel
                                                 Senior Vice President, Chief
                                                 Financial Officer and Treasurer