Form 10-Q
period 1997-05-04
MICROAGE INC /DE/
filed 1997-06-13
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934,

For the quarterly period ended May 4, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                Yes [ x ] No [  ]
                                     ---

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at June 11, 1997 was 15,490,822.

                                      INDEX

                                 MICROAGE, INC.


PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Consolidated balance sheets -- May 4, 1997 and November 3, 1996.

                Consolidated statements of income -- Quarters ended May 4, 1997 and April 28, 1996; 26 weeks ended May 4, 1997 and April 28, 1996.

                Consolidated statements of cash flows -- 26 weeks ended May 4, 1997 and April 28, 1996.

                Notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

Item 4.         Submission of Matter to a Vote of Security Holders

Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                     Assets
                                                       May 4,      November 3,
                                                        1997           1996
                                                    ------------   ------------
Current assets:
     Cash and cash equivalents                      $     30,653   $     21,331
     Accounts and notes receivable, net                  245,759        257,637
     Inventory, net                                      461,328        325,313
     Other                                                10,561         11,135
                                                    ------------   ------------
         Total current assets                            748,301        615,416

Property and equipment, net                               60,637         53,361
Intangible assets, net                                    20,318         17,499
Other                                                      9,452          9,126
                                                    ------------   ------------
         Total assets                               $    838,708   $    695,402
                                                    ============   ============

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                               $    554,568   $    474,516
     Accrued liabilities                                  25,127         23,497
     Current portion of long-term obligations              2,329          2,121
     Line of credit                                       46,500              -
     Other                                                 4,879          3,617
                                                    ------------   ------------
         Total current liabilities                       633,403        503,751

Long-term obligations                                      3,946          3,892

Stockholders' equity:
     Preferred stock, par value $1.00 per share;
         Shares authorized: 5,000,000
         Issued and outstanding:  none
     Common stock, par value $.01 per share;                 -              -
         Shares authorized: 40,000,000
         Issued:  May 4, 1997       -  15,552,965
                  November 3, 1996  -  15,320,133            156            153
     Additional paid-in capital                          126,898        124,308
     Retained earnings                                    74,900         64,229
     Loan to ESOT                                            -             (207)
     Treasury stock, at cost;
         Shares:  May 4, 1997      -   71,836
                  November 3, 1996 -   97,028               (595)          (724)
                                                    ------------   ------------
         Total stockholders' equity                      201,359        187,759
                                                    ------------   ------------
         Total liabilities and stockholders' equity $    838,708   $    695,402
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)




                                    Quarter ended             26 weeks ended
                               -----------------------   -----------------------
                                 May 4,      April 28,     May 4,      April 28,
                                  1997         1996         1997         1996
                               ----------   ----------   ----------   ----------

Revenue                        $1,035,719   $  866,705   $1,896,038   $1,650,456

Cost of sales                     968,711      820,165    1,773,078    1,562,071
                               ----------   ----------   ----------   ----------

Gross profit                       67,008       46,540      122,960       88,385

Operating expenses                 49,333       36,688       92,397       72,370
                               ----------   ----------   ----------   ----------

Operating income                   17,675        9,852       30,563       16,015

Other expenses - net                7,166        4,419       11,926        7,662
                               ----------   ----------   ----------   ----------

Income before income taxes         10,509        5,433       18,637        8,353

Provision for income taxes          4,506        2,331        7,966        3,608
                               ----------   ----------   ----------   ----------

Net income                     $    6,003   $    3,102   $   10,671   $    4,745
                               ==========   ==========   ==========   ==========

Net income per common share    $     0.37   $     0.20   $     0.66   $     0.31
                               ==========   ==========   ==========   ==========

Weighted average common and
   common equivalent
   shares outstanding              16,016       15,294       16,201       15,148

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                                26 weeks ended
                                                                            ----------------------
                                                                             May 4,      April 28,
                                                                              1997         1996
                                                                            ---------    ---------
Cash flows from operating activities:
   Net income                                                               $  10,671    $   4,745
   Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
         Depreciation and amortization                                         11,590        9,205
         Provision for losses on accounts and notes receivable                  3,245        3,113
         Changes in assets and liabilities, net of business acquisitions:
            Accounts and notes receivable                                      10,367      (40,767)
            Inventory                                                        (135,378)       7,720
            Other current assets                                                  588         (188)
            Other assets                                                          101       (1,108)
            Accounts payable                                                   74,822       16,485
            Accrued liabilities                                                 1,562        4,932
            Other liabilities                                                     847          107
                                                                            ---------    ---------
      Net cash provided by (used in) operating activities                     (21,585)       4,244

Cash flows from investing activities:
   Purchases of property and equipment                                        (16,508)      (9,239)
   Purchases of businesses and investments
      in unconsolidated companies                                                (989)           -
                                                                            ---------    ---------
      Net cash used in investing activities                                   (17,497)      (9,239)

Cash flows from financing activities:
   Amounts received from ESOT                                                     207          321
   Proceeds from issuance of stock - stock option and
      employee stock purchase plans                                             2,722          541
   Net borrowings under line of credit                                         46,500          880
   Principal payments on long-term obligations                                 (1,025)      (2,216)
                                                                            ---------    ---------
      Net cash provided by (used in) financing activities                      48,404         (474)
                                                                            ---------    ---------
Net increase (decrease) in cash and cash equivalents                            9,322       (5,469)

Cash and cash equivalents at beginning of period                               21,331       14,016
                                                                            ---------    ---------
Cash and cash equivalents at end of period                                  $  30,653    $   8,547
                                                                            =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the 26 weeks ended May 4, 1997 are not necessarily indicative of the results that may be expected for the year ending November 2, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 3, 1996.

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


            Quarter ended April 28, 1996:

                            MicroAge, Inc.  Acquired Co.  Combined
                            --------------  ------------  ----------

            Revenue              $863,648      $  3,057   $  866,705
            Net income           $  2,938      $    164   $    3,102


            26 weeks ended April 28, 1996:

                            MicroAge, Inc.  Acquired Co.  Combined
                            --------------  ------------  ----------

            Revenue            $1,643,966      $  6,490   $1,650,456
            Net income         $    4,495      $    250   $    4,745

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):


                                   Quarters ended      26 weeks ended
                                  ------------------  -----------------
                                   May 4,   Apr. 28,   May 4,   Apr. 28,
                                    1997      1996      1997      1996
                                  -------   -------   -------   -------
         Interest expense         $ 2,060   $   853   $ 2,534   $ 1,181

         Expenses from sales of
          accounts receivable       4,737     3,202     9,001     6,001
         Other                        369       364       391       480
                                  -------   -------   -------   -------
                                  $ 7,166   $ 4,419   $11,926   $ 7,662
                                  =======   =======   =======   =======


NOTE C - FINANCING ARRANGEMENTS

The Company maintains three financing agreements (the "Agreements") with financing facilities totaling $675 million. The agreements were amended during the quarter ended May 4, 1997 to increase the facilities from $500 million to $675 million and to extend the expiration date of the Agreements from August 1997 to August 1998. The line of credit in the accompanying balance sheet represents borrowings under a line of credit option in the Agreements.

NOTE D - LITIGATION

On July 14 through July 19, 1994, seven class action complaints were filed in the United States District Court for the District of Arizona against the Company, certain of its officers and directors, and, in three of the lawsuits, one of the underwriters of the Company's June 16, 1994 public offering of common stock. On December 5, 1994, the Court consolidated the seven actions into a single action. On February 16, 1995, plaintiffs filed and served an amended, consolidated complaint against the Company, certain officers and directors of the Company, and three of the underwriters of the Company's June 16, 1994 public offering of common stock ("the Complaint"). The Complaint purports to be brought on behalf of a class of purchasers of the Company's common stock during the period April 13, 1994 through July 14, 1994. The Complaint alleges, among other things, that the Company violated federal securities laws by making misleading public statements and omitting material facts regarding the Company's operations and financial results, which the plaintiffs contend to have artificially inflated the price of the Company's common stock during the alleged class period. The Complaint seeks unspecified compensatory damages as well as fees and costs. On April 28, 1995, the Company filed a motion to dismiss the Complaint in its entirety. On March 25, 1996, the Court dismissed the majority of the allegations contained in the Complaint. An agreement in principle has since been reached to settle the litigation, subject to obtaining final court approval thereof. On May 29, 1997, the Court granted its preliminary approval of the proposed settlement and notice to class members. A final hearing on the settlement has been scheduled for August 1, 1997. The Company's contribution to the proposed settlement, after the contributions of the Company's directors and officers insurers, constitutes amounts immaterial to the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


This Item contains forward-looking statements, which may include plans for future operations, financing needs or plans, the impact of inflation and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Please refer to "Factors That May Affect Future Results and Financial Condition of the Company" below, which identifies some important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company.

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

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                                 Quarter ended
                                 ------------------------------------------------------------------------------
                                   May 4,          Feb. 2,        Nov. 3,        July 28,       April 28,
                                    1997            1997            1996           1996           1996
                                    ----            ----            ----           ----           ----
    Revenue (in thousands)        $1,035,719     $   860,319      $1,033,998    $  847,716      $  866,705
    Cost of sales                       93.5 %          93.5 %          94.3 %        94.4  %         94.6 %
                                 ------------    ------------   -------------   -----------    ------------
    Gross profit                         6.5             6.5             5.7           5.6             5.4

    Operating expenses                   4.8             5.0             4.4           4.5             4.2
                                 ------------    ------------   -------------   -----------    ------------
    Operating income                     1.7             1.5             1.2           1.1             1.1

    Other expenses - net                 0.7             0.6             0.3           0.3             0.5
                                 ------------    ------------   -------------   -----------    ------------
    Income  before income taxes          1.0             0.9             0.9           0.8             0.6

    Provision for income taxes           0.4             0.4             0.4           0.3             0.3
                                 ------------    ------------   -------------   -----------    ------------
    Net income                           0.6 %           0.5 %           0.5 %         0.5  %          0.4 %
                                 ============    ============   =============   ===========    ============

Total Revenue. Total revenue of $1.0 billion increased $169 million, or 20%, for the quarter ended May 4, 1997 as compared to the quarter ended April 28, 1996. This revenue increase included a $170 million, or 33%, increase in distribution business revenue and a $5 million, or 1%, decrease in systems integration business revenue. Although systems integration business revenues for the second quarter of fiscal 1997 were lower than the record levels recorded in the second quarter of fiscal 1996, they increased 7% over the first quarter of fiscal 1997.

Total revenue of $1.9 billion increased $246 million, or 15% for the 26 weeks ended May 4, 1997 as compared to the 26 weeks ended April 28, 1996. This revenue increase included a $233 million, or 24% increase in distribution business revenue and a $6 million, or 1% increase in systems integration business revenue.

The revenue increases were attributable to sales to resellers added since April 28, 1996, increased demand for the Company's major suppliers' products, improved product availability and the growth of the microcomputer products industry.

Gross Profit Percentage. The Company's gross profit percentage was 6.5% for the quarter ended May 4, 1997 and 5.4% for the quarter ended April 28, 1996. The gross profit percentage was 6.5% for the 26 weeks ended May 4, 1997 as compared to 5.4% for the 26 weeks ended April 28, 1996.

The increase in the Company's gross profit percentage results primarily from a higher service content in revenues, which generate higher margins, the increasing profitability of the Company's integration business and increasing supplier incentives in the Company's distribution business.

Operating Expenses. As a percentage of revenue, operating expenses were 4.8% for the quarter ended May 4, 1997 compared to 4.2% for the quarter ended April 28, 1996. Operating expenses increased $12.6 million to $49.3 million for the quarter ended May 4, 1997, as compared to $36.7 million for the quarter ended April 28, 1996. Operating expenses increased from $72.4 million, or 4.4% of revenue, for the 26 weeks ended April 28, 1996 to $92.4 million, or 4.9% of revenue, for the 26 weeks ended May 4, 1997. The increases in operating expenses were primarily attributable to costs associated with increased revenue and capacity expansion in personnel, systems and facilities.

Other Expenses - Net. Other expenses - net increased to $7.2 million for the quarter ended May 4, 1997 from $4.4 million for the quarter ended April 28, 1996. Other expenses - net increased to $11.9 million for the 26 weeks ended May 4, 1997 from $7.7 million for the 26 weeks ended April 28, 1996. These increases were primarily due to increases in net financing costs as a result of higher inventory levels.

See "Factors That May Affect Future Results and Financial Condition of the Company" for a discussion of potential risks and uncertainties that could affect the Company's future operating results and financial condition.

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

For the 26 weeks ended May 4, 1997, $21.6 million of cash was used in operating activities. Net cash used in operating activities included an increase in inventory of $135.4 million, offset by an increase in accounts payable of $74.8 million, a decrease in accounts receivable of $10.4 million and net income, before certain non-cash items, of $25.5 million.

The number of days cost of sales in ending inventory increased from 33 days at November 3, 1996 to 43 days at May 4, 1997, but was down from 52 days at the end of the first fiscal quarter. Inventory is purchased in anticipation of sales. Revenue for the Company's first fiscal quarter of 1997 was below the Company's expectations, resulting in higher than anticipated inventory levels at the end of the first fiscal quarter. The number of days' cost of sales in ending accounts payable increased from 47 days at November 3, 1996 to 52 days at May 4, 1997. The number of days' sales in ending accounts receivable decreased from 24 days at November 3, 1996 to 21 days at May 4, 1997, primarily due to accounts receivable that were sold under a financing facility (see discussion below). The receivables days adjusted for sold receivables were 43 days at May 4, 1997 and November 3, 1996.

For the 26 weeks ended May 4, 1997, $17.5 million was used in investing activities, of which $16.5 million was used for the purchase of property and equipment, and $1 million was used for purchases of businesses and investments in unconsolidated companies. Net cash of $48.4 million was provided by financing activities during the 26 weeks ended May 4, 1997, which consisted primarily of borrowings under the Company's financing facility.

The Company maintains three financing agreements (the "Agreements") with financing facilities totaling $675 million. The Agreements were amended during the quarter ended May 4, 1997 to increase the facilities from $500 million to $675 million and to extend the expiration date of the Agreements from August 1997 to August 1998. The Agreements include an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At May 4, 1997, the net amount of sold accounts receivable was $250 million and the effective funding rate was LIBOR plus 1.85%.

The Inventory Facilities provide for borrowings up to $325 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") of $175 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $150 million. Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At May 4, 1997, the Company had $70 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and $47 million outstanding under the Supplemental Line of Credit. As of May 4, 1997, the interest rate on the Supplemental Line of Credit was LIBOR plus 2%.

Of the $675 million of financing capacity represented by the Agreements, $308 million was unused as of May 4 , 1997. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At May 4, 1997, the Company was in compliance with these covenants.

The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

The unavailability of a significant portion of, or the loss of, the Agreements or trade credit from suppliers would have a material adverse effect on the Company.

Although the Company has no material capital commitments, the Company expects to make capital expenditures of approximately $15 to $20 million during the remaining quarters of fiscal 1997.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 replaces the current presentation of earnings per share with a dual presentation of Basic Earnings per Share and Diluted Earnings per Share.

Factors That May Affect Future Results and Financial Condition of the Company

The Company's future operating results and financial condition are subject to certain risks. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the factors discussed below.

Intense Competition
-------------------

The computer reseller industry is characterized by intense competition, based primarily on product availability, price, speed of delivery, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines, service and post-sale support and quality of customer training. In addition, the Company faces competition in the recruitment and retention of franchised and non-franchised resellers. The Company and its reseller locations compete for sales with numerous other computer resellers, including (i) master resellers; (ii) direct resellers; (iii) wholesalers (resellers that do not sell to end-users); (iv) suppliers that sell directly to large purchasers; and (v) parties that implement other sales methods, such as direct mail, computer "superstores" and mass merchandisers. There can be no assurance that the Company will not lose market share, or that it will not be forced in the future to reduce its prices in response to the actions of its competitors and thereby experience a reduction in its gross margins.

Narrow Margins
--------------

The Company has experienced low operating and gross profit margins caused by intense price competition within its industry. The Company has partially offset the effect of the low margins by achieving increased revenue and reduced operating expenses as a percentage of revenue; however, there can be no assurance that the Company will maintain or increase revenue or further reduce expenses (as a percentage of revenue) in the future. Future operating and gross profit margins may be adversely affected by market pressures, the introduction of new Company initiatives, changes in revenue mix, the Company's utilization of early payment discount opportunities, supplier pricing actions and other competitive and economic pressures.

Dependence on Supplier Incentive Funds
--------------------------------------

The Company receives funds from certain suppliers which are earned through marketing programs, meeting established purchasing objectives or meeting other objectives determined by the supplier. There can be no assurance that these programs will be continued by the suppliers. A substantial reduction in the supplier funds available to the Company would have an adverse effect on the Company's results of operations.

Product Supply; Dependence on Key Suppliers
-------------------------------------------

The computer reseller industry continues to experience product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply certain products. In addition, certain suppliers have initiated new channels of distribution that increase competition for the available product supply. There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill all of the Company's customer orders on a timely basis. Although the Company has not historically encountered such conditions, the failure to obtain adequate product supplies, if competitors were able to obtain them, could have a material adverse effect on the Company's results of operations.

Three suppliers of the Company each represented more than 10% of total product sales for the year ended November 3, 1996. They were COMPAQ Computer Corporation ("COMPAQ"), Hewlett-Packard Company ("Hewlett-Packard"), and International Business Machines Corporation ("IBM"). During fiscal 1996, sales of products from COMPAQ, Hewlett-Packard, and IBM represented 22%, 20%, and 14%, respectively, of the Company's total product sales. Sales of these three manufacturers' products represented approximately 56% of the Company's revenue from product sales during fiscal 1995, fiscal 1996 and the second quarter of fiscal 1997.

The Company's agreements with these suppliers generally are renewed periodically and permit termination by the supplier without cause, generally upon 30 to 90 days' notice, depending on the supplier. In addition, the Company's business is dependent upon price and related terms and product availability provided by its key suppliers. Although the Company considers its relationships with COMPAQ, Hewlett-Packard, and IBM to be good, there can be no assurance that these relationships will continue as presently in effect or that changes by one or more of these key suppliers in their volume discount schedules or other marketing programs would not adversely affect the Company. Termination or nonrenewal of the Company's agreements with COMPAQ, Hewlett-Packard, or IBM would have a material adverse effect on the Company's business.

Open Sourcing
-------------

In the past, certain of the Company's suppliers required resellers to purchase their products and services exclusively from one source. Suppliers have generally removed this requirement, resulting in "open sourcing" of their products. To date, open sourcing has significantly contributed to the rapid growth of the Company's sales to value-added resellers. However, competitive pricing pressures throughout the industry have intensified; these competitive pressures have been particularly evident in the Company's distribution business. During fiscal 1996, 61% of total sales were attributable to the Company's distribution business and 39% of total sales were attributable to its systems integration business. While the Company believes that it can effectively compete for sales of those products available under open sourcing, there can be no assurance that open sourcing will not adversely affect the Company's business.

Potential Fluctuations in Quarterly Results
-------------------------------------------

The Company's operating results may vary significantly from quarter to quarter depending on certain factors, including, but not limited to, demand for the Company's information technology products and services, product availability, competitive conditions, new product introductions and general economic conditions. In particular, the Company's operating results are sensitive to changes in the mix of product and service revenues, product margins, inventory adjustments and interest rates. Although the Company attempts to control its expense levels, these levels are based, in part, on anticipated revenues. Therefore, the Company may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, quarterly period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, although the Company's financial performance has not exhibited significant seasonality in the past, the Company and the computer industry in general tend to follow a sales pattern with peaks occurring near the end of the calendar year, due primarily to special supplier promotions and year-end business purchases.

Risk of Declines in Inventory Value
-----------------------------------

The Company's business is subject to the risk that the value of its inventory will be adversely affected by price reductions by suppliers or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of most suppliers of the Company's products to protect distributors such as the Company, who purchase directly from such suppliers, from the loss in value of inventory due to technological change or the supplier's price reductions. Under the terms of many of the Company's distribution agreements, suppliers will credit the Company for inventory losses resulting from the supplier's price reductions if the Company complies with certain conditions. In addition, under many of the Company's agreements, the Company has the right to return for credit or exchange for other products a portion of the inventory items purchased, within a designated period of time. Since the Company can only return a portion of its inventory, the Company could be forced to liquidate nonreturnable aged inventory at prices below the Company's cost. A supplier who elects to terminate a distribution agreement may repurchase from the distributor the supplier's products carried in the distributor's inventory. The industry practices discussed above are sometimes not embodied in written agreements and do not protect the Company in all cases from declines in inventory value. No assurance can be given that such practices will continue, that unforeseen new product developments will not materially adversely affect the Company, or that the Company will be able to successfully manage its existing and future inventories. The Company establishes reserves for estimated losses due to obsolete inventory in the normal course of business. Historically, the Company has not experienced losses due to obsolete inventory materially in excess of established inventory reserves. However, significant declines in inventory value in excess of established inventory reserves could materially adversely affect the Company's business, financial condition, or results of operations.

No Assurance of Successful Acquisitions
---------------------------------------

In order to establish or solidify its presence in strategic markets or in response to competitive pressures, the Company has made, and in the future may make, acquisitions of or investments in additional reseller locations. Any acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely effect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, the integration of the acquired companies' management information systems with those of the Company and the potential loss of key employees of the acquired companies, all of which could have a material adverse effect on the Company's business, financial condition or results of operations.

Capital Intensive Nature of Business
------------------------------------

The Company's business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. The Company has financed its growth and cash needs to date primarily through working capital financing facilities, bank credit lines, common stock offerings, and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales. If the Company is successful in achieving continued revenue growth, its working capital requirements will continue to increase.

The Company maintains three primary financing agreements, as discussed previously in "Liquidity and Capital Resources", with an aggregate borrowing capacity of $675 million. The Agreements expire in August 1998, but any of the Agreements may be terminated 90 days after either party gives the other party notice of termination. At May 4, 1997, the Company had approximately $367 million outstanding under the Agreements. Of the $675 million of borrowing capacity represented by the Agreements, $308 million was unused as of May 4, 1997. Utilization of the unused $308 million is dependent upon, among other things, the Company's collateral availability at the time the funds would be needed.

The unavailability of a significant portion of, or the loss of, the Financing Agreements or trade credit from suppliers would have a material adverse effect on the Company. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

Dependence on Information Systems.
----------------------------------

The Company depends on a variety of information systems for its operations, particularly its centralized information processing system which supports, among other things, inventory management, order processing, shipping, receiving and accounting. Although the Company has not in the past experienced significant failures or down time of its centralized information processing system or any of its other information systems, any such failure or significant down time could prevent the Company from taking customer orders, printing product pick-lists, and/or shipping product and could prevent customers from accessing price and product availability information from the Company. In such event, the Company could be at a severe disadvantage in determining appropriate product pricing or the adequacy of inventory levels or in reacting to rapidly changing market conditions. A failure of the Company's information systems which impacts any of these functions could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the inability of the Company to attract and retain the highly-skilled personnel required to implement, maintain and operate its centralized information processing system and the Company's other information systems could have a material adverse effect on the Company's business, financial condition or results of operations. In order to react to changing market conditions, the Company must continuously expand and improve its centralized information processing system and its other information systems. There can be no assurance that the Company's information systems will not fail, that the Company will be able to attract and retain qualified personnel necessary for the operation of such systems or that the Company will be able to expand and improve its information systems.


Dependence on Independent Shipping Companies
--------------------------------------------

The Company relies almost entirely on arrangements with independent shipping companies for the delivery of its products. Products are shipped from suppliers to the Company through a variety of independent common carriers. Currently, United Parcel Service ("UPS") delivers the substantial majority of the Company's products to its reseller customers. The termination of the Company's arrangements with UPS or other independent shipping companies, or the failure or inability of one or more of these independent shipping companies to deliver products from suppliers to the Company, or products from the Company to its reseller customers or their end-user customers could have a material adverse effect on the Company's business, financial condition or results of operations. For instance, an employee work stoppage or slow-down at one or more of these independent shipping companies could materially impair that shipping company's ability to perform the services required by the Company. There can be no assurance that the services of any of these independent shipping companies will continue to be available to the Company on terms as favorable as those currently available or that these companies will choose or be able to perform their required shipping services for the Company.

Rapid Technological Change
--------------------------

The Company's industry is subject to rapid technological change, new and enhanced product specification requirements and evolving industry standards. These changes may cause inventory and stock to decline substantially in value or to become obsolete. In addition, suppliers may give the Company limited or no access to new products being introduced. Although the Company believes that it has adequate price protection and other arrangements with its suppliers to avoid bearing the costs associated with these changes, no assurance can be made that future technological or other changes will not have a material adverse effect on the business, financial condition or results of operations of the Company. See "Risk of Declines in Inventory Value."

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

         See Note D of Notes to Consolidated Financial Statements (Unaudited) for information regarding a consolidated class action lawsuit against the Company, its directors, certain of its officers, and three of the underwriters of the Company's June 16, 1994 public offering of Common Stock.

Item 4.           Submission of Matter to a Vote of Security Holders.

         (a)      The Annual Meeting of Stockholders was held on April 2, 1997.

         (b)(1) The following individuals were elected to the Board of Directors as Class II Directors for three-year terms expiring at the Company's Annual Meeting in 2000: Jeffrey D.
                  McKeever and Steven G. Mihaylo.

         (b)(2) The following individuals' terms continued after the Annual Meeting as Class III Directors. Their terms will expire at the Company's Annual Meeting in 1998: Fred Israel and Roy A. Herberger, Jr.

         (b)(3) The following individuals' terms continued after the Annual Meeting as Class I Directors. Their terms will expire at the Company's Annual Meeting in 1999: William H. Mallender and Lynda M. Applegate.

         (c) The only matter submitted for vote at the Annual Meeting was the election of two Class II Directors for three-year terms expiring at the Company's Annual Meeting in 2000. See Item 4(b)(1) above. The shares were voted as follows:

              Nominee                           No. of Shares

     Jeffrey D. McKeever               For                      13,235,240
                                       Against                      66,751
                                       Abstentions                       0
                                       Broker Non-votes                  0

     Steven G. Mihaylo                 For                      13,235,005
                                       Against                      66,817
                                       Abstentions                       0
                                       Broker Non-votes                  0

         (d)      None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Amendment to Restated and Amended Purchase Agreement dated as of March 3, 1997, by and between MicroAge Computer Centers, Inc. et al and Deutsche Financial Services Corporation

                  10.2 Amendment to Second Restated Agreement for Wholesale Financing dated as of March 3, 1997, by and between MicroAge Computer Centers, Inc. et al and Deutsche Financial Services Corporation

                  11       EPS Detail Calculation

                  27       Financial Data Schedule

         (b) The Company did not file any Reports on Form 8-K during the quarter ended May 4, 1997.

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------

10.1 Amendment to Restated and Amended Purchase Agreement dated as of March 3, 1997, by and between MicroAge Computer Centers, Inc. et al and Deutsche Financial Services Corporation

10.2 Amendment to Second Restated Agreement for Wholesale Financing dated as of March 3, 1997, by and between MicroAge Computer Centers, Inc. et al and Deutsche Financial Services Corporation

11                         EPS Detail Calculation

27                         Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MICROAGE, INC.
                                                          (Registrant)



Date:    June 13, 1997                       By: /s/ Jeffrey D. McKeever
                                             -----------------------------------
                                                 Jeffrey D. McKeever
                                                 Chairman of the Board and
                                                 Chief Executive Officer




Date:    June 13, 1997                       By: /s/ James R. Daniel
                                             -----------------------------------
                                                 James R. Daniel
                                                 Senior Vice President, Chief
                                                 Financial Officer and Treasurer