Form 10-Q
period 1997-08-03
MICROAGE INC /DE/
filed 1997-09-05
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


- --------
   X      Quarterly  report  pursuant to Section 13 or 15 (d) of the  Securities
- --------  Exchange Act of 1934,

For the quarterly period ended August 3, 1997 or

- --------
          Transition  report  pursuant to Section 13 or 15(d) of the  Securities
- --------  Exchange Act of 1934

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

                                Yes   x   No
                                     ---

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at September 2, 1997 was 15,788,837.

                                      INDEX

                                 MICROAGE, INC.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets -- August 3, 1997 and November 3, 1996.

          Consolidated statements of income -- Quarters ended August 3, 1997 and July 28, 1996; 39 weeks ended August 3, 1997 and July 28, 1996.

          Consolidated statements of cash flows -- 39 weeks ended August 3, 1997 and July 28, 1996.

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
                        (in thousands, except share data)

                                 Assets
                                                          August 3,      November 3,
                                                            1997            1996
                                                        ------------    ------------
Current assets:
     Cash and cash equivalents                          $     36,265    $     21,331
     Accounts and notes receivable, net                      249,818         257,637
     Inventory, net                                          417,586         325,313
     Other                                                    10,554          11,135
                                                        ------------    ------------
         Total current assets                                714,223         615,416

Property and equipment, net                                   64,918          53,361
Intangible assets, net                                        25,250          17,499
Other                                                         13,022           9,126
                                                        ------------    ------------
         Total assets                                   $    817,413    $    695,402
                                                        ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                   $    532,292    $    474,516
     Accrued liabilities                                      18,279          23,497
     Current portion of long-term obligations                  2,482           2,121
     Line of credit                                           45,619            --
     Other                                                     3,414           3,617
                                                        ------------    ------------
         Total current liabilities                           602,086         503,751

Long-term obligations                                          4,269           3,892

Stockholders' equity:
     Preferred stock, par value $1.00 per share;
         Shares authorized: 5,000,000
         Issued and outstanding:  none                          --              --
     Common stock, par value $.01 per share;
         Shares authorized: 40,000,000
         Issued:  August 3, 1997         - 15,771,848
                        November 3, 1996 - 15,320,133            158             153
     Additional paid-in capital                              130,197         124,308
     Retained earnings                                        81,298          64,229
     Loan to ESOT                                               --              (207)
     Treasury stock, at cost;
         Shares: August 3, 1997          -     71,836
                       November 3, 1996  -     97,028           (595)           (724)
                                                        ------------    ------------
         Total stockholders' equity                          211,058         187,759
                                                        ------------    ------------
         Total liabilities and stockholders' equity     $    817,413    $    695,402
                                                        ============    ============

              The accompanying notes are an integral part of these
                             financial statements.

                                 MICROAGE, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)

                                   Quarter ended             39 weeks ended
                              -----------------------   -----------------------
                               August 3,    July 28,     August 3,    July 28,
                                 1997         1996         1997         1996
                              ----------   ----------   ----------   ----------

Revenue                       $1,093,484   $  847,716   $2,989,522   $2,498,172

Cost of sales                  1,020,484      800,394    2,793,562    2,362,465
                              ----------   ----------   ----------   ----------

Gross profit                      73,000       47,322      195,960      135,707

Operating expenses                54,444       38,049      146,841      110,419
                              ----------   ----------   ----------   ----------

Operating income                  18,556        9,273       49,119       25,288

Other expenses - net               7,509        2,605       19,434       10,267
                              ----------   ----------   ----------   ----------

Income before income taxes        11,047        6,668       29,685       15,021

Provision for income taxes         4,649        2,827       12,616        6,435
                              ----------   ----------   ----------   ----------

Net income                    $    6,398   $    3,841   $   17,069   $    8,586
                              ==========   ==========   ==========   ==========

Net income per common share   $     0.39   $     0.25   $     1.05   $     0.56
                              ==========   ==========   ==========   ==========

Weighted average common and
  common equivalent
  shares outstanding              16,338       15,674       16,233       15,309

                 The accompanying notes are an integral part of
                          these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                             39 weeks ended
                                                                          --------------------
                                                                          August 3,   July 28,
                                                                            1997        1996
                                                                          --------    --------
Cash flows from operating activities:
  Net income                                                              $ 17,069    $  8,586
  Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                                        17,413      14,335
       Provision for losses on accounts and notes receivable                 6,743       4,893
       Changes in assets and liabilities, net of business acquisitions:
          Accounts and notes receivable                                     11,785     (64,944)
          Inventory                                                        (91,057)      9,534
          Other current assets                                                 596         779
          Other assets                                                      (3,505)       (718)
          Accounts payable                                                  39,916      38,025
          Accrued liabilities                                               (5,357)      5,911
          Other liabilities                                                   (777)     (1,278)
                                                                          --------    --------
     Net cash provided by (used in) operating activities                    (7,174)     15,123

Cash flows from investing activities:
  Purchases of property and equipment                                      (24,176)    (15,019)
  Purchases of businesses and investments
     in unconsolidated companies, net of cash acquired                      (1,489)       --
                                                                          --------    --------
     Net cash used in investing activities                                 (25,665)    (15,019)

Cash flows from financing activities:
  Amounts received from ESOT                                                   207         439
  Proceeds from issuance of stock - stock option and
     employee stock purchase plans                                           4,020       1,146
  Net borrowings under line of credit                                       45,318       1,190
  Principal payments on long-term obligations                               (1,772)     (3,045)
                                                                          --------    --------
     Net cash provided by (used in) financing activities                    47,773        (270)
                                                                          --------    --------
Net increase (decrease) in cash and cash equivalents                        14,934        (166)

Cash and cash equivalents at beginning of period                            21,331      14,009
                                                                          --------    --------
Cash and cash equivalents at end of period                                $ 36,265    $ 13,843
                                                                          ========    ========

              The accompanying notes are an integral part of these
                             financial statements.

                                 MICROAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the 39 weeks ended August 3, 1997 are not necessarily indicative of the results that may be expected for the year ending November 2, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 3, 1996.

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


                Quarter ended July 28, 1996:

                                  MicroAge, Inc.     Acquired Co.     Combined
                                  --------------     ------------     --------

                Revenue            $  842,674         $  5,042       $   847,716
                Net income         $    3,551         $    290       $     3,841


                39 weeks ended July 28, 1996:

                                  MicroAge, Inc.     Acquired Co.     Combined
                                  --------------     ------------     --------

                Revenue            $ 2,486,640        $ 11,532       $ 2,498,172
                Net income         $     8,046        $    540       $     8,586

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):


                                      Quarters ended           39 weeks ended
                                   --------------------     --------------------

                                   Aug. 3,     Jul. 28,     Aug. 3,     Jul. 28,
                                     1997        1996         1997        1996
                                   --------    --------     --------    --------

        Interest expense           $  1,456    $    (21)    $  3,991    $  1,160
        Expenses from sales of
         accounts receivable          5,070       2,283       14,071       8,284
        Other                           983         343        1,372         823
                                   --------    --------     --------    --------

                                   $  7,509    $  2,605     $ 19,434    $ 10,267
                                   ========    ========     ========    ========

NOTE C - FINANCING ARRANGEMENTS

The  Company  maintains  three  financing  agreements  (the  "Agreements")  with financing facilities totaling $675 million. The line of credit in the accompanying balance sheet represents borrowings under a line of credit option in the Agreements. The Agreements expire in August 2000.

NOTE D - LITIGATION

On July 14 through July 19, 1994, seven class action complaints were filed against the Company, certain of its officers and directors, and, in three of the lawsuits, one of the underwriters of the Company's June 16, 1994 public offering of common stock. On December 5, 1994, the Court consolidated the seven actions into a single action. On February 16, 1995, plaintiffs filed and served an amended, consolidated complaint against the Company, certain officers and directors of the Company, and three of the underwriters of the Company's June 16, 1994 public offering of common stock ("the Complaint"). On April 28, 1995, the Company filed a motion to dismiss the Complaint in its entirety. On March 25, 1996, the Court dismissed the majority of the allegations contained in the Complaint. An agreement in principle was subsequently reached to settle the litigation, subject to obtaining final court approval thereof. On August 1, 1997, the court approved the settlement and entered the Final Judgment and Order of Dismissal. The Company's contribution to the settlement, after the contributions of the Company's directors and officers insurers, was immaterial to the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Item may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of revenue and net income and issues that may affect revenue or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: intense competition; narrow margins; dependence on supplier incentive funds; product supply and dependence on key suppliers;
potential fluctuations in quarterly results; risks of declines in inventory values; no assurance of successful acquisitions (see "Liquidity and Capital Resources" below); the capital intensive nature of the Company's business; dependence on information systems; dependence on independent shipping companies; and rapid technological change. Reference is made to Part I, Item 2 of the Company's Report on Form 10-Q for the quarterly period ended May 4, 1997 for additional discussion of the foregoing factors.

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

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:


                                                             Quarter ended
                              ---------------------------------------------------------------------------
                                  Aug. 3,         May 4,        Feb. 2,         Nov. 3,       July 28,
                                   1997            1997          1997            1996          1996
                                   ----            ----          ----            ----          ----
Revenue (in thousands)        $  1,093,484    $  1,035,719   $   860,319    $  1,033,998    $  847,716
Cost of sales                         93.3%           93.5%         93.5%           94.3%         94.4%
                              ------------    ------------    ----------    ------------    ----------
Gross profit                           6.7             6.5           6.5             5.7           5.6

Operating expenses                     5.0             4.8           5.0             4.4           4.5
                              ------------    ------------    ----------    ------------    ----------
Operating income                       1.7             1.7           1.5             1.2           1.1

Other expenses - net                   0.7             0.7           0.6             0.3           0.3
                              ------------    ------------    ----------    ------------    ----------
Income  before income tax              1.0             1.0           0.9             0.9           0.8

Provision for income taxes             0.4             0.4           0.4             0.4           0.3
                              ------------    ------------    ----------    ------------    ----------
Net income                             0.6%            0.6%          0.5%            0.5%          0.5%
                              ============    ============    ==========    ============    ==========

Total Revenue. Total revenue of $1.1 billion increased $246 million, or 29%, for the quarter ended August 3, 1997 as compared to the quarter ended July 28, 1996. This revenue increase included a $199 million, or 38%, increase in distribution business revenue and a $44 million, or 14%, increase in systems integration business revenue.

Total revenue of $3.0 billion increased $491 million, or 20%, for the 39 weeks ended August 3, 1997 as compared to the 39 weeks ended July 28, 1996. This revenue increase included a $432 million, or 29%, increase in distribution business revenue and a $50 million, or 5%, increase in systems integration business revenue.

The revenue increases were attributable to sales to resellers added since July 28, 1996, increased demand for the Company's major suppliers' products, improved product availability and the growth of the microcomputer products industry.

Gross Profit Percentage. The Company's gross profit percentage was 6.7% for the quarter ended August 3, 1997 and 5.6% for the quarter ended July 28, 1996. The gross profit percentage was 6.6% for the 39 weeks ended August 3, 1997 as compared to 5.4% for the 39 weeks ended July 28, 1996.

The increase in the Company's gross profit percentage results primarily from a higher service content in revenues, which generates higher margins, the increasing profitability of the Company's integration business and increasing supplier incentives and early pay discounts.

Operating Expenses. As a percentage of revenue, operating expenses were 5.0% for the quarter ended August 3, 1997 compared to 4.5% for the quarter ended July 28, 1996. Operating expenses increased $16.4 million to $54.4 million for the quarter ended August 3, 1997, as compared to the quarter ended July 28, 1996. Operating expenses increased from $110.4 million, or 4.4% of revenue, for the 39 weeks ended July 28, 1996 to $146.8 million, or 4.9% of revenue, for the 39 weeks ended August 3, 1997. The increases in operating expenses were primarily attributable to costs associated with increased revenue, increased spending in support of electronic commerce initiatives and capacity expansion in personnel, systems and facilities.

Other Expenses - Net. Other expenses - net increased to $7.5 million for the quarter ended August 3, 1997 from $2.6 million for the quarter ended July 28, 1996. Other expenses - net increased to $19.4 million for the 39 weeks ended August 3, 1997 from $10.3 million for the 39 weeks ended July 28, 1996. These increases were primarily due to increases in average daily borrowings to support higher inventory and accounts receivable levels.

Supplier Incentive Funds

The Company receives funds from certain suppliers which are earned through marketing programs or meeting purchasing or other objectives established by the supplier. There can be no assurance that these programs will be continued by the suppliers. A substantial reduction in the supplier funds available to the Company would have an adverse effect on the Company's results of operations.

Subsequent Event

On August 4, 1997, Teamsters union members went on strike against United Parcel Service (UPS). The strike lasted 15 days and impacted the Company through increased delivery times, increased transportation costs and decreased call center revenue. Because of the brevity of the strike, higher transportation costs were not passed on by the Company to its customers.

The Company anticipates that the UPS strike could impact its fourth quarter results by approximately $.03 to $.05 per share.

Potential Fluctuations in Quarterly Results

The Company's operating results may vary significantly from quarter to quarter depending on certain factors, including, but not limited to, demand for the Company's information technology products and services, product availability, competitive conditions, new product introductions, the amount of supplier incentive funds received by the Company and general economic conditions. In particular, the Company's operating results are sensitive to changes in the mix of product and service revenues, product margins, inventory adjustments and interest rates. Although the Company attempts to control its expense levels, these levels are based, in part, on anticipated revenues. Therefore, the Company may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, quarterly period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, although the Company's financial performance has not exhibited significant seasonality in the past, the Company and the computer industry in general tend to follow a sales pattern with peaks occurring near the end of the calendar year, due primarily to special supplier promotions and year-end business purchases.

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

The Company has acquired or invested in, and intends to acquire or invest in, local or regional resellers to expand the Company's service offerings and its reach into certain geographic areas. See Part II, Item 2(c) below for a discussion of an acquisition completed by the Company during the quarter ended August 3, 1997. The Company's acquisitions or investments may be made utilizing cash, stock, or a combination of cash and stock.

For the 39 weeks ended August 3, 1997, $7 million of cash was used in operating activities. Net cash used in operating activities included an increase in inventory of $91 million, offset by an increase in accounts payable of $40 million, a decrease in accounts receivable of $12 million and net income, before certain non-cash items, of $41 million.

The number of days cost of sales in ending inventory increased from 33 days at November 3, 1996 to 37 days at August 3, 1997, but was down from 43 days at the end of the second fiscal quarter. The number of days' cost of sales in ending accounts payable was 47 days at August 3, 1997 and November 3, 1996. The number of days' sales in ending accounts receivable decreased from 24 days at November 3, 1996 to 21 days at August 3, 1997, primarily due to accounts receivable that were sold under a financing facility (see discussion below). The receivables days adjusted for sold receivables were 41 days and 43 days at August 3, 1997 and November 3, 1996, respectively.

For the 39 weeks ended August 3, 1997, $26 million was used in investing activities, of which $24 million was used for the purchase of property and equipment, and $2 million was used for purchases of businesses and investments in unconsolidated companies. Net cash of $48 million was provided by financing activities during the 39 weeks ended August 3, 1997, which consisted primarily of borrowings under the Company's financing facility.

The Company maintains three financing agreements (the "Agreements") with financing facilities totaling $675 million. The Agreements include an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At August 3, 1997, the net amount of sold accounts receivable was $244 million and the effective funding rate was LIBOR plus 1.85%.

The Inventory Facilities provide for borrowings up to $325 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") of $175 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $150 million. Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At August 3, 1997, the Company had $90 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and $46 million outstanding under the Supplemental Line of Credit. As of August 3, 1997, the interest rate on the Supplemental Line of Credit was LIBOR plus 2%.

Of the $675 million of financing capacity represented by the Agreements, $295 million was unused as of May 4 , 1997. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At August 3, 1997, the Company was in compliance with these covenants.

The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

The unavailability of a significant portion of, or the loss of, the Agreements or trade credit from suppliers would have a material adverse effect on the Company.

Although the Company has no material capital commitments, the Company expects to make capital expenditures of approximately $5 to $10 million during the fourth quarter of fiscal 1997.

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

Item 2.  Changes in Securities

         (a)      None

         (b)      None

         (c) On July 7, 1997, the Company issued 108,417 shares of Common Stock to two individuals in connection with their sale to the Company of a previously franchised corporate reseller. The sale of the Common Stock was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act for transactions not involving a public offering, based on the fact that the Common Stock was offered and sold to a limited number of investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  3.1 Restated Certificate of Incorporation of MicroAge, Inc. (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of MicroAge, Inc. for the quarter ended May 1, 1994)

                  3.2 By-Laws of MicroAge, Inc., Amended and Restated as of April 3, 1997 (Incorporated by reference to Exhibit
                           4.1 to Registration Statement No. 333-26247)

                  10.1 Amendment to Restated and Amended Purchase Agreement dated as of July 31, 1997, by and between MicroAge Computer Centers, Inc. et al and Deutsche Financial Services Corporation

                  10.2 Amendment to Second Restated Agreement for Wholesale Financing dated as of July 31, 1997, by and between MicroAge Computer Centers, Inc. et al and Deutsche Financial Services Corporation

                  10.3 Sixth Amendment dated August 1, 1997 to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust

                  10.4 Form of Franchise Agreement by and between the Company and its franchisees effective as to franchise agreements executed after January 1997

                  11       EPS Detail Calculation

                  27       Financial Data Schedule

         (b) The Company did not file any Reports on Form 8-K during the quarter ended August 3, 1997.

                                  EXHIBIT INDEX

Exhibit No.       Description
- -----------       -----------

3.1               Restated  Certificate  of  Incorporation  of  MicroAge,   Inc.
                  (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of MicroAge, Inc. for the quarter ended May 1, 1994)

3.2 By-Laws of MicroAge, Inc., Amended and Restated as of April 3, 1997 (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-26247)

10.1 Amendment to Restated and Amended Purchase Agreement dated as of July 31, 1997, by and between MicroAge Computer Centers, Inc. et al and Deutsche Financial Services Corporation

10.2 Amendment to Second Restated Agreement for Wholesale Financing dated as of July 31, 1997, by and between MicroAge Computer Centers, Inc. et al and Deutsche Financial Services Corporation

10.3 Sixth Amendment dated August 1, 1997 to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust

10.4 Form of Franchise Agreement by and between the Company and its franchisees effective as to franchise agreements executed after January 1997

11                EPS Detail Calculation

27                Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MICROAGE, INC.
                                                 (Registrant)



Date:    September 5, 1997                  By:  /s/ Jeffrey D. McKeever
                                            ------------------------------
                                                 Jeffrey D. McKeever
                                                 Chairman of the Board and
                                                 Chief Executive Officer




Date:    September 5, 1997                  By:  /s/ James R. Daniel
                                            ------------------------------
                                                 James R. Daniel
                                                 Senior Vice President, Chief
                                                 Financial Officer and Treasurer