Form 10-K
period 1997-11-02
MICROAGE INC /DE/
filed 1998-01-30
CIK 814249

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (MARK ONE)

       X    ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
      ---   EXCHANGE  ACT OF 1934
            For the fiscal year ended November 2, 1997 or

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

                                 (602) 366-2000
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 Par Value Per Share
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was $279,437,057 at December 31, 1997, based on the closing market price of the Common Stock on such date, as reported by the Nasdaq Stock Market.

         The number of shares of the registrant's Common Stock outstanding at December 31, 1997 was 19,422,821.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on April 1, 1998 are incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

MicroAge, Inc. (the "Company"), was incorporated in the State of Arizona in 1976 and reincorporated in the State of Delaware in 1987. The Company is a global systems integrator and a full-line distributor of information technology products and services. Information technology solutions offered by the Company include servers, desktops, mobile computing, mass storage, connectivity, imaging, peripherals, software, and component products. The Company serves large organizations, including corporations and government agencies, through a network of branches and alliances spanning 36 countries, and offers computer resellers over 20,000 products from more than 500 suppliers backed by a suite of technical, financial, logistics, and account management services.

Unless the context otherwise requires, as used herein, the term the "Company" refers to MicroAge, Inc., its predecessors and subsidiaries. The Company's headquarters is located at 2400 South MicroAge Way, Tempe, Arizona 85282-1896, and its telephone number is (602) 366-2000.

Certain statements contained in this Item may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of revenue and net income and issues that may affect revenue or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: intense competition; narrow margins; dependence on supplier incentive funds; product supply and dependence on key vendors; potential fluctuations in quarterly results; risks of declines in inventory values; no assurance of successful acquisitions or investments; capital intensive nature of the Company's business; dependence on information systems; year 2000 issues; dependence on independent shipping companies; rapid technological change; and possible volatility of stock price. Exhibit 99.1 to this Annual Report on Form 10-K, which is attached hereto and incorporated by reference herein, discusses these important factors in greater detail. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

BUSINESS STRATEGY

The Company's dual strategic focus is to pursue profit expansion and revenue growth. The Company's profit expansion strategy focuses on expense control, including the improvement of the Company's internal processes and procedures; effective asset management; and the addition and expansion of higher-margin products and services. Revenue growth is driven primarily by sales to new resellers, including newly-acquired Company-owned resellers; the Company's focus on large account sales; increased demand for the Company's major vendors' products; and the addition of new product lines. There can be no assurance that the Company will experience growth in revenue or profits.

BUSINESS GROUPS

The Company implements its business strategy through four principal business groups: MicroAge Distribution Group, MicroAge Integration Group, MicroAge Logistics Group, and MicroAge Services Group. In addition, the Company provides various support services to the four business groups, including financial services, through the MicroAge Headquarters Support Group.

MicroAge Distribution Group

General.  The MicroAge  Distribution  Group provides more than 20,000 technology hardware and software products and value-added services (including product financing, technical support, and distribution) to reseller customers worldwide. The customer group consists of franchised resellers and non-franchised resellers, including value-added resellers ("VARs") (the "Network"). The Company provides distribution and support services targeted to the resellers' unique product and service requirements so that the Company and the resellers may realize operating efficiencies and benefit from economies of scale in product purchasing and distribution, financing, and working capital management. See "MicroAge Logistics Group" below for a discussion of certain of the Company's services to resellers and end-user customers, including distribution and integration services. See "MicroAge Services Group" and "MicroAge Headquarters Support Group" for a discussion of other services available to resellers, including integration and financial services.

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

Network Expansion. The Company will continue to pursue Network expansion through the recruitment of established computer resellers that can use and benefit from the products and services offered by the Company. In addition, through the MicroAge Integration Group, the Company has acquired or invested in, and intends to acquire or invest in, computer resellers. See "MicroAge Integration Group -- General" below.

MicroAge Integration Group

General. The MicroAge Integration Group provides distributed computing solutions to large corporations, government agencies, and educational institutions worldwide through a global network of qualified resellers (the "MIS Network"), which includes affiliated branches and Company-owned resellers. As of January 15, 1998, the Company owned and operated fifty-one locations.

Large end-user customers are generally solicited by the Company's large account sales and service force in collaboration with MIS Network resellers. While the
MicroAge Network of resellers encompasses thousands of affiliated resellers worldwide, MIS Network resellers must meet rigorous MIS certifications. The MIS Network offers the advantage of the local presence of the MIS Network reseller, combined with the Company's financial and operational stability, to provide consistent pricing and services to large end-user customers. See "MicroAge Services Group" and "MicroAge Headquarters Support Group" for a discussion of various services available to MIS Network resellers and large end-user customers, including integration and financial services. See also "MicroAge Logistics Group -- Distribution Services" below for a discussion of the Company's distribution services to resellers and end-user customers.

Acquisitions and Investments. The Company has acquired or invested in, and intends to acquire or invest in, resellers to increase the Company's core service competencies, expand the Company's geographic coverage in key market areas, and strengthen the Company's direct relationship with end-user customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 7 and Notes 3 and 17 to the Company's Consolidated Financial Statements in Part II, Item 8 for additional information about the Company's acquisition activities.

Selective Outsourcing Services. Selective Outsourcing Services serves as a large end-user customer's single point-of-contact for the planning, implementation, and support aspects of a project.

Support Services. The MIS Network provides expertise and advanced technical support capabilities that can be accessed at the local level. Nationwide, the MIS Network currently deploys hundreds of technicians, systems engineers, certified network engineers, and supplier-specific certified engineers for various applications. MIS also coordinates strategic service alliances with industry leaders that include DecisionOne Corporation, Digital, Unisys Corporation, and Comdisco, Inc., to support large-account business. In addition, MIS offers expertise in Microsoft Windows NT, Lotus Notes, Cisco, Bay Networks, and Internet-related services.

Global Services. "MIS Global" coordinates global fulfillment for international clients through local in-country fulfillment, regional distribution through "MIS Europe," and centralized distribution through exports from the United States. With a global reach that extends to 36 countries, MIS Global also offers the following services and capabilities: project planning and analysis; project management; supplier relations management in export authorization, pricing, warranty, and maintenance; international configuration and transportation services; and international technical support services.

MicroAge Logistics Group

General. The MicroAge Logistics Group provides distribution and integration services to resellers, large organizations, and technology suppliers. Additional value-added services offered by the MicroAge Logistics Group include channel assembly services, teleservices, and contract logistics.

Distribution Services. Product orders are fulfilled and shipped from distribution centers located in Tempe, Arizona, Cincinnati, Ohio, and Reno, Nevada for delivery in one to three business days to a reseller or end-user anywhere in the continental United States. In conjunction with product ordering and shipment, the Company offers various services to end-user customers and resellers, including expedited delivery, vendor direct shipment, and deferred shipment. The Company has relationships with more than 500 on-demand suppliers to quickly procure products outside of the Company's major manufacturing alliances. The Company also offers consigned storage and redistribution of customer-owned proprietary products.

Integration Services. The Company's two primary Quality Integration Centers are located in Tempe, Arizona and Cincinnati, Ohio. The Quality Integration Centers are ISO 9001- 1994 certified and offer custom integration services, including systems set-up; local area network integration and testing; board-level enhancement; disk or tape drive installation; device testing; and software loading, including complex operating systems. Each integrated system is tested and inspected before delivery to ensure that manufacturer and customer specifications are met. The Quality Integration Centers can incorporate unique or highly complex system testing requirements into the integration process. The Quality Integration Centers also direct-ship configured systems to end-user customers, allowing resellers to service these customers more profitably by reducing inventory levels, carrying costs, and freight expense, and by freeing up technical staff.

Channel Assembly Services. The Company's Tempe and Cincinnati Quality Integration Centers include state-of-the-art Assembly Solutions Areas dedicated to supporting systems assembly and joint manufacturing projects. The Company is a recognized leader in channel assembly and is an authorized assembly provider for IBM's Authorized Assembly Partner program, Digital's Seamless Supply Chain program, Hewlett Packard's Extended Solutions Partnership Program, Compaq's Channel Configured Products Program, and channel assembly programs for Fujitsu, Panasonic, Unisys, and Toshiba.

Teleservices. Through MicroAge Service Solutions, the Company offers a variety of call center services, including help desk support for manufacturers, incoming/outgoing customer service calls, and telemarketing services.

MicroAge Services Group

General.  The  MicroAge  Services  Group  consists  of several of the  Company's internal business units and surveys customer needs and establishes the go-to-market strategies that provide information technology solutions ranging from mobile computing and computer telephony integration to multimedia and software licensing to client life cycle services.

Electronic Commerce. The Company's electronic commerce initiatives are led by ECadvantage. Introduced in September 1996, ECadvantage is a series of integrated tools that allow MicroAge's resellers and large account customers to electronically configure systems, retrieve technical specifications, generate quotes, and place orders. ECadvantage provides access to MicroAge's extensive product catalog, including product and technical specifications, as well as capabilities for order management and checking on order status at any time. In addition to ECadvantage, the Company provides the capability for customers to order product through various other electronic means. Approximately 40% of all orders are received electronically.

MicroSource. MicroSource incorporates the MicroAge Internet Department and MicroAge Multimedia Department. The Internet Department is a focal point for Internet-related projects and web-hosting services. The Multimedia Department develops custom multimedia applications for businesses.

MicroAge Data Services. "MDS" is designed to capture, package, and deliver product and market information to technology manufacturers, resellers, consultants, and end-users. MDS also manages the Company's information systems infrastructure and provides help desk services to large organizations through MicroAge Information Services. In addition, MDS provides resellers and certain end-user customers with various technical services, including telephone hotline support, technical publications, on-line technical services, training programs, product evaluation, and on-site consultation.

MicroAge Marketing. Marketing develops, promotes, and implements high-quality marketing programs that create demand and increase sales for the Company and its suppliers and enhance the MicroAge brand.

MicroAge Category Management. In an effort to maximize revenue and profitability, the Company has implemented product/service category management principles and practices, managing categories as strategic businesses, and producing enhanced business results by focusing on integrating sales, marketing, and purchasing to deliver client value.

Client Services. Through client services, the Company delivers customized end-user help desk solutions for corporate clients.

Global Support Services. Through Global Support Services ("GSS"), the Company offers a "Total Systems Support" program that provides a comprehensive hardware and software support solution through the entire product life cycle, from planning and design to implementation and ongoing management. GSS maintenance services are delivered through a worldwide service network of technical support professionals who are vendor certified on all major network operating systems and platforms.

Network Services. The Company's Network Services Group is focused on the creation of Information Technology Services which are marketed to external customers while supporting the internal requirements of the Company. A network services product offering will provide network operations and monitoring to meet the growing demand for outsourced communication support.

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

PRODUCTS AND SUPPLIERS

Product Strategy. The Company sells a broad selection of products with a predominant focus on the products of major microcomputer and peripheral manufacturers. Three suppliers of the Company each represented more than 10% of total product sales for the year ended November 2, 1997: COMPAQ, Hewlett-Packard, and IBM. The following table sets forth the percentage of sales of these suppliers' products for the last three fiscal years:


                                      1995       1996       1997

                COMPAQ                 21%        22%        23%
                Hewlett-Packard        20%        20%        20%
                IBM                    15%        14%        14%

Sales of these three manufacturers' products represented approximately 57% and 56% of the Company's revenue from product sales during fiscal 1997 and fiscal 1996, respectively. The Company's agreements with these suppliers generally are renewed periodically and permit termination by the vendor without cause, generally upon 30 to 90 days' notice, depending on the vendor. The Company believes that these provisions are standard in the computer reseller industry. In addition, the Company's business is dependent upon price and related terms and product availability provided by its key suppliers. Although the Company considers its relationships with COMPAQ, Hewlett-Packard, and IBM to be good, there can be no assurance that these relationships will continue as presently in effect or that changes by one or more of these key suppliers in their volume discount schedules or other marketing programs would not adversely affect the Company. Termination or nonrenewal of the Company's agreements with COMPAQ, Hewlett-Packard, or IBM would have a material adverse effect on the Company's business.

The Company continually evaluates its product assortment based on technological advances, the market for information technology products, and the Network's requirements related to technological capability, product availability, and marketability. Over the last several years, the Company has expanded its product offerings in response to market conditions and has established relationships with new suppliers to distribute, service, and support both high-end, higher-priced workstation products as well as complementary computer peripheral products and software. These products generally carry higher profit margins than the Company's traditional brand name products and have historically been distributed primarily by wholesale distributors or sold directly to end-users by manufacturers. Sales of these products generally require the extension of credit by the Company, resulting in increased working capital requirements. In addition, the Company's Quality Integration Centers now include state-of-the-art Assembly Solutions Areas dedicated to supporting systems assembly and joint manufacturing projects.

Product Supply

The computer reseller industry continues to experience product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply certain products. In addition, certain suppliers have initiated new channels of distribution that increase competition for the available product supply. The backlog of orders for products distributed by the Company was approximately $100.9 million on November 2, 1997, compared to approximately $401.6 million at November 3, 1996. This decrease in backlog orders for fiscal year 1997 was due primarily to the easing of shortages in notebook computers and certain product components. Such orders are not necessarily firm since customers may place orders with several computer resellers and will accept products from the first computer reseller to provide delivery. There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill all of the Company's customer orders on a timely basis. Although the Company has not historically encountered such conditions, the failure to obtain adequate product supplies, if competitors were able to obtain them, could have a material adverse effect on the Company's results of operations.

Supplier Relationships

Because of its quantity purchasing capabilities, the Company generally obtains volume discounts from its suppliers, enabling it to sell products to resellers on more favorable terms than the typical reseller could obtain on its own from such suppliers. The Company's agreements include provisions designed to protect the Company's inventory risk in the event of price reductions by its suppliers on eligible products in the Company's inventory and to permit the return of slow-moving and other products for credit (generally at cost minus a restocking fee). However, suppliers are now taking steps to reduce such price protection. Although the Company believes that it will be able to manage inventories at levels which minimize the risk of non-protected price decreases, there can be no assurance that losses from price reductions will not be incurred. Such losses could have a material adverse effect on the Company's results of operations. Subject to product availability, the Company carries inventory at levels that it believes will enable it to meet the anticipated needs of its resellers and end-user customers and, to a lesser extent, to take advantage of certain vendor discounts and promotions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the impact of supplier incentives on the Company's gross profit percentage.

Several major suppliers sponsor payment programs with commercial credit companies to facilitate product sales to and through the Network. Such programs generally provide Network resellers with payment terms ranging from 30 to 60 days, depending on the vendor. Under these programs, the Company generally receives payment for product sales within three to five business days, thus significantly reducing the Company's working capital requirements and credit exposure. See "MicroAge Headquarters Support Group" for a discussion of payment programs that the Company sponsors with commercial credit companies to facilitate reseller purchases of products from suppliers that do not offer their own payment programs.

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

EMPLOYEES

As of November 2, 1997, the Company employed approximately 4,400 persons, approximately 1,750 of whom were employed at the forty Company-owned reseller locations. None of the Company's employees are represented by labor unions. The Company considers its employee relations to be good.

GOVERNMENT REGULATION

Although the Company is not presently offering or selling franchises, the Company remains subject to a substantial number of state laws regulating franchise operations. In certain cases, statutes and court-created doctrines apply substantive standards to the relationship between franchisor and franchisee, including restrictions on the Company's ability to terminate or refuse to renew a franchise agreement. The Company believes it is in substantial compliance with all such regulations. See Note 2 to the Company's Consolidated Financial Statements in Part II, Item 8 for additional information regarding the Company's franchising activities.

TRADEMARKS AND SERVICE MARKS

The Company holds various trademarks and service marks, including, among others, MicroAge(R), The Solution Store(R), The Solution Center(R), Solutions(R), MicroSource(R), MicroAge 2000(R), ECSource(TM), ECadvantage(TM), and NetGenuity(TM). All trademarks and service marks are registered in the United
States, and certain trademarks and service marks are registered in various foreign countries. The marks are not otherwise registered with any states; however, the Company also claims common law rights to the marks based on adoption and use. Management believes that the value of the Company's marks is increasing with the development of its business, but that the business of the Company as a whole is not materially dependent on such marks.

SEASONALITY

Although the Company's financial performance has not exhibited significant seasonality in the past, the Company and the computer industry in general tend to follow a sales pattern with peaks occurring near the end of the calendar year, due primarily to special vendor promotions and year-end business purchases.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company as of January 15, 1998:


         NAME              AGE                   POSITION

Jeffrey D. McKeever.....   55    Chairman of the Board and Chief Executive
                                 Officer
Robert G. O'Malley......   52    President
Alan P. Hald............   51    Secretary; and President, MicroAge Enterprises,
                                 Inc.
James R. Daniel.........   50    Senior Vice President, Chief Financial Officer
                                 and Treasurer; and President, Headquarters
                                 Services, MicroAge Computer Centers, Inc.
John S. Lewis...........   44    President, Integration Group; and President,
                                 MicroAge Infosystems Services, Inc.
Christopher J. Koziol...   37    Senior Vice President - Sales and President,
                                 Distribution Group
Robert W. Mason.........   55    Chief Information Officer; and President,
                                 Services Group
James G. Manton.........   50    Senior Vice President - Operations
John H. Andrews.........   41    President, Logistics Group; and President,
                                 MicroAge Logistics Services, Inc.
Kathleen S. Pushor .....   40    President, ECadvantage, Inc.
Raymond L. Storck.......   37    Vice President - Controller and Assistant
                                 Treasurer
James H. Domaz..........   42    Vice President, Corporate Counsel and Assistant
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

ROBERT G. O'MALLEY has served as President of the Company since November 1996 and as President, MicroAge Data Services, MCCI, since May 1995. He also served as Vice President Services Marketing of the Company from January 1996 to November 1996. Prior to joining the Company, he held various positions with IBM Corporation since January 1976, including General Manager, PC Desktop Systems from September 1994 to February 1995; Vice President of Marketing & Brand Management - Americas from February 1994 to September 1994; Managing Director, Asia Pacific PC Operations from January 1992 to January 1994; Vice President, National Distribution Division, from August 1990 to December 1991; and Director, US Finance and Planning, from February 1988 to July 1990.

ALAN P. HALD has served as Secretary since February 1987 and as President, MicroAge Enterprises, Inc., since January 1996. He co-founded the Company in August 1976 and served as a director of the Company from October 1976 to April 1997, and as Vice-Chairman of the Board from October 1991 to April 1997. He also served as President from February 1993 to August 1993 and from October 1976 to February 1987, Chairman of the Board from February 1987 to October 1991 and Treasurer from February 1983 to February 1987.

JAMES R. DANIEL has served as Senior Vice President and Chief Financial Officer of the Company since January 1993, and as Treasurer of the Company from January 1993 until December 1994, at which time he assumed the additional position of President, Headquarters Services, MicroAge Computer Centers, Inc. He reassumed the title of Treasurer in September 1995. Prior to joining MicroAge, he served as Chief Financial Officer and Treasurer of Dell Computer Corporation from 1991 to 1993. Prior to Dell, he served as Chief Financial Officer and Treasurer for SCI Systems, Inc., an electronics contract manufacturer, from 1984 to 1991.
Mr. Daniel is a certified public accountant.

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

ROBERT W. MASON has served as Chief Information Officer and as President, Services Group, since June 1997. Prior to joining the Company, he served as Vice President and CIO at Anheuser-Busch from 1994 to 1997, Manager of Information Services for GE Lighting from 1986 to 1994, and Director of Information Services for several of Johnson & Johnson's companies from 1969 to 1994. Mr. Mason's experience with the Johnson & Johnson companies included five years with Johnson & Johnson-Brazil and several years as CFO of Johnson & Johnson's Orthopaedics company.

JAMES G. MANTON has served as Senior Vice President - Operations of the Company since November 1996. He also served as Group Vice President - Technical Services, MicroAge Logistics Services, Inc. from September 1993 to November 1996 and as Vice President Technical Services, MicroAge Logistics Services, MCCI from January 1993 to September 1993. Mr. Manton served as Executive Vice President from January 1987 to February 1989, at which time he left the Company to start his own companies. He served as President of Unizone, Inc., a systems integrator, from March 1989 to July 1993 and as Chairman of QualiTime
Strategies, Inc., a consulting firm engaged in cycle time reduction, from July 1991 to December 1992.

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

KATHLEEN S. PUSHOR has served as President, ECadvantage, Inc. since November 1996. She also served as President, MicroAge Channel Services of MicroAge Computer Centers, Inc. from July 1993 to January 1996; as Vice President-Marketing of the Company from July 1993 to April 1997; and as Group Vice President, Product Marketing from June 1992 to July 1993. She also served as Vice President, Market Development from May 1991 to May 1992. Ms. Pushor joined the Company in 1989 and served as Director-IBM Product Management from January 1990 to April 1991. Prior to joining the Company, she served as a Director of Finance and Personnel with Coopers and Lybrand from 1979 to 1989. Ms. Pushor was previously certified as a certified public accountant in Arizona and Indiana.

RAYMOND L. STORCK has served as Vice President - Controller of the Company since July 1993, and as Controller and Assistant Treasurer since October 1991. He joined the Company in 1986 and served in positions in accounting, reporting and analysis, including Director of Planning and Analysis from June 1990 to July 1991.

JAMES H. DOMAZ has served as Vice President since November 1997, Corporate Counsel and Assistant Secretary of the Company since November 1996, as Legal Counsel from April 1996 to November 1996, and Associate Counsel from May 1993 to April 1996. Prior to joining the Company he served as General Counsel for C&L Distributing, Inc. from May 1991 to May 1993.

ITEM 2. PROPERTIES

The Company's executive offices are located in Tempe, Arizona and occupy approximately 232,428 square feet of commercial office space. The Company operates automated distribution and logistics centers in Tempe, Arizona and Cincinnati, Ohio, which occupy approximately 300,000 square feet each, and in Reno, Nevada, which occupies approximately 100,000 square feet. The Company also maintains a 125,000 square foot Technical Services Center in Tempe, Arizona, adjacent to a 135,000 square foot Quality Integration Center, and an 85,000 square foot office building in Phoenix, Arizona.

As of January 15, 1998 the Company operated fifty-one Company-owned reseller locations in the following cities: Anchorage, Alaska; Bellevue, Washington; Boca Raton and Miami, Florida; Burlington, Massachusetts; Cerritos, Culver City, Dublin, Irvine, and Van Nuys, California; Chesterfield, Missouri; Chicago, Illinois; Cincinnati and Columbus, Ohio; Edison, New Jersey; Exton and Pittsburgh, Pennsylvania; Frederick and Gaithersburg, Maryland; Hauppauge and New York, New York; Houston and Irving, Texas; Nashville, Tennessee; Novi, Michigan; Oklahoma City and Tulsa, Oklahoma; Phoenix and Scottsdale, Arizona; Plymouth, Minnesota; Portland, Oregon; Richmond, Virginia; Salt Lake City, Utah; Westminster, Colorado; and Wilton, Connecticut.

All facilities are leased. The Company believes that its properties and equipment are well-maintained, in good operating condition, and adequate for its present foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the over-the-counter market under the symbol MICA and is quoted on the Nasdaq National Market. The following table sets forth the quarterly high and low sale prices for the common stock as reported by the Nasdaq National Market for the two most recent fiscal years:


                                                         RANGE OF SALE PRICES
                                                         --------------------
                                                         HIGH             LOW
                                                         ----             ---
FISCAL 1996
-----------
     First Quarter..................................    $9 1/2          $7 1/2
     Second Quarter.................................    $10 5/8         $9
     Third Quarter..................................    $15 3/8         $11
     Fourth Quarter.................................    $20             $12 7/16

FISCAL 1997
-----------
     First Quarter..................................    $24 1/4         $12 3/4
     Second Quarter.................................    $15 3/8         $12 1/2
     Third Quarter..................................    $24 1/4         $13 7/16
     Fourth Quarter.................................    $29 1/4         $21 3/8

As of January 15, 1998, there were approximately 1,155 stockholders of record of the common stock. The Company believes that as of such date there were approximately 4,564 beneficial holders of the common stock.

The Company has never declared or paid a cash dividend on its common stock and does not presently intend to do so. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition, and other factors deemed relevant by the Company's Board of Directors.

In two separate transactions in January and July 1997, and in three separate transactions in September 1997, the Company acquired a total of five resellers. In connection with the mergers, the Company issued 640,493; 108,417; 609,779; 932,039; and 326,279 shares of its common stock, respectively, to the resellers, which became subsidiaries of the Company. Exemption from registration for the issuances of the common stock for each of the five transactions is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five fiscal year periods ended November 2, 1997 are derived from the Company's Consolidated Financial Statements. During fiscal 1997, the Company made several acquisitions, three of which have been accounted for as poolings of interest. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the pooled companies for all periods presented. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INCOME STATEMENT DATA: (1)

                                                           Fiscal years ended
                                -----------------------------------------------------------------------
                                   Nov. 2,        Nov. 3,       Oct. 29,       Oct. 30,       Sept. 30,
                                    1997           1996          1995(2)        1994           1993
                                -----------------------------------------------------------------------
                                                 (in thousands, except per share data)
Revenue                         $4,446,308     $3,696,160     $3,098,976     $2,316,240     $1,558,293
Gross profit                       309,680        225,151        174,324        130,913         86,399
Income before income taxes          43,337         25,009          5,100         29,076         18,577
Net income                          24,965         14,110          3,634         17,999         11,441
Net income per common share     $     1.40     $     0.84     $     0.22     $     1.18     $     1.04
Weighted average common and         17,810         16,781         16,236         15,283         11,023
common equivalent shares

BALANCE SHEET DATA:
                                   Nov. 2,        Nov. 3,       Oct. 29,       Oct. 30,       Sept. 30,
                                    1997           1996          1995(2)        1994           1993
                                -----------------------------------------------------------------------
                                                            (in thousands)
Working capital                 $  142,858     $  113,052     $  112,017     $  116,627     $   86,114
Total assets                       974,133        736,321        613,635        540,039        338,372
Long-term obligations               35,187          3,892          4,110          2,095          1,321
Stockholders' equity               237,954        190,050        173,751        169,592        110,537

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 1997, the Company made several acquisitions, three of which have been accounted for as poolings of interest. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the pooled companies for all periods presented. See Note 3 to the Company's Consolidated Financial Statements in Part II, Item 8.

Certain statements contained in this Item may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of revenue and net income and issues that may affect revenue or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: intense competition; narrow margins; dependence on supplier incentive funds; product supply and dependence on key vendors; potential fluctuations in quarterly results; risks of declines in inventory values; no assurance of successful acquisitions or investments; the capital intensive nature of the Company's business; dependence on information systems; year 2000 issues; dependence on independent shipping companies; rapid technological change; and possible volatility of stock price. Exhibit 99.1 to this Annual Report on Form 10-K, which is attached hereto and incorporated by reference herein, discusses these important factors in greater detail. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                                    Fiscal years ended
                                                   ----------------------------------------------------
                                                      Nov. 2,             Nov. 3,             Oct. 29,
                                                       1997                1996                1995
                                                   ------------        ------------        ------------

Revenue                                            $  4,446,308        $  3,696,160        $  3,098,976

Cost of sales                                              93.0%               93.9%               94.3%

                                                   ------------        ------------        ------------
Gross profit                                                7.0                 6.1                 5.7

Operating and other expenses
  Operating expenses                                        5.4                 5.0                 4.7
  Restructuring and other one-time charges                 --                  --                   0.3
                                                   ------------        ------------        ------------
      Total                                                 5.4                 5.0                 5.0
                                                   ------------        ------------        ------------
Operating income                                            1.6                 1.1                  .7

Other expenses - net                                         .6                  .4                  .5
                                                   ------------        ------------        ------------
Income before income taxes                                  1.0                  .7                  .2

Provision for income taxes                                   .4                  .3                  .1
                                                   ------------        ------------        ------------
Net income                                                   .6%                 .4%                 .1%
                                                   ============        ============        ============

Fiscal Year Ended November 2, 1997 Versus Fiscal Year Ended November 3, 1996

The fiscal year ended November 2, 1997 included 52 weeks, while the fiscal year ended November 3, 1996 included 53 weeks. See Note 1 to the Company's Consolidated Financial Statements in Part II, Item 8.

Total Revenue. Total revenue during fiscal 1997 was $4.4 billion, $2.8 billion (63%) of which was attributable to the Company's distribution business, and $1.6 billion (37%) of which was attributable to the Company's systems integration business. The Company's distribution business is conducted through the MicroAge Distribution Group, which provides more than 20,000 technology hardware and software products and value-added services to reseller customers worldwide. The Company's systems integration business is conducted through the MicroAge Integration Group, which provides distributed computing solutions to large corporations, government agencies, and educational institutions worldwide through a global network of qualified resellers, which includes affiliated branches and Company-owned resellers. See "Business -- Business Groups" in Part 1, Item 1 for additional information about the MicroAge Distribution Group, the MicroAge Integration Group, and the Company's other principal business groups.

Total revenue increased $750 million, or 20%, for the fiscal year ended November 2, 1997 as compared to the fiscal year ended November 3, 1996. This revenue increase included a $633 million, or 30%, increase in distribution business revenue and a $106 million, or 7%, increase in systems integration business revenue.

The increase in revenue was attributable to sales to resellers added since November 3, 1996, increased demand for the Company's major suppliers' products, improved product availability, the Company's addition of new product offerings, the growth of the microcomputer products industry and acquisitions of reseller locations.

Gross Profit Percentage. The Company's gross profit percentage was 7.0% for the fiscal year ended November 2, 1997 and 6.1% for the fiscal year ended November 3, 1996.

The increase in the Company's gross profit percentage results primarily from a higher service content in revenues, which generates higher margins, the growth of the Company's integration business, including acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other business groups), and increasing supplier incentives and early pay discounts.

Supplier incentives recognized by the Company in fiscal 1997 have increased significantly from 1996 levels. The Company believes that this increase is a result of suppliers attempting to be more price competitive without lowering suggested prices. For the most part, these incentives are based on sales volume. A large portion of the incentives are passed on to the Company's customers.

However, a portion of the incentives have positively impacted the Company's income. There can be no assurance that supplier incentive funds will continue at levels experienced in fiscal 1997. A substantial reduction in the supplier funds available to the Company would have a material adverse effect on the Company's results of operations.

Future gross profit percentages may be affected by market pressures, the introduction of new Company initiatives, changes in revenue mix, future acquisitions, changes in supplier incentive funds, the Company's utilization of early payment discount opportunities, supplier pricing actions, and other competitive and economic pressures. See "Potential Fluctuations in Operating Results" below for information regarding industry trends that may affect future gross profit percentages.

Operating Expense Percentage. As a percentage of revenue, operating expenses increased to 5.4% for the fiscal year ended November 2, 1997 compared to 5.0% for the fiscal year ended November 3, 1996. The increase in operating expenses as a percentage of revenue was primarily due to acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other business groups) and to increased spending in support of electronic commerce initiatives and capacity expansion in personnel, systems and facilities.

Other Expenses - Net. Other expenses - net increased to $27.4 million for the fiscal year ended November 2, 1997 from $13.8 million for the fiscal year ended November 3, 1996. The increase was primarily attributable to increases in average daily borrowings to support higher inventory and accounts receivable levels and to take advantage of early payment discount opportunities. The early pay discounts are reflected in the Company's gross profit.

UPS Strike - Impact on Earnings Per Share. On August 4, 1997, Teamsters union members went on strike against United Parcel Service (UPS). The strike lasted 15 days and impacted the Company through increased delivery times, increased transportation costs and decreased call center revenue and profit. Because of the brevity of the strike, the higher transportation costs were not passed on by the Company to its customers. The UPS strike resulted in approximately a $0.03 decrease in earnings per share for fiscal 1997.

Fiscal Year Ended November 3, 1996 Versus Fiscal Year Ended October 29, 1995

The fiscal year ended November 3, 1996 included 53 weeks, while the fiscal year ended October 29, 1995 included 52 weeks. See Note 1 to the Company's Consolidated Financial Statements in Part II, Item 8.

Total Revenue. Total revenue increased $597 million, or 19%, to $3.7 billion for the fiscal year ended November 3, 1996 as compared to the fiscal year ended October 29, 1995. This revenue increase included a $422 million, or 25%, increase in distribution business revenue and a $236 million, or 18%, increase in systems integration business revenue, partially offset by a decrease in revenue due to the sale of the Company's memory distribution business in the fourth quarter of fiscal year 1995.

These revenue increases were primarily due to sales to resellers (primarily non-franchised resellers) added since October 29, 1995, the Company's focus on large account sales, increased demand for the Company's major vendors' products and the Company's addition of new product lines.

Gross Profit Percentage. The Company's gross profit percentage was 6.1% for the fiscal year ended November 3, 1996 and 5.6% for the fiscal year ended October 29, 1995. This increase was primarily due to the growth of the Company's integration business.

Operating Expense Percentage. As a percentage of revenue, operating expenses were 5.0% for the fiscal years ended November 3, 1996 and October 29, 1995. Operating expenses increased from $153.4 million for fiscal 1995 to $186.3 million for fiscal 1996. The increase was primarily due to increased costs as a result of higher volumes.

Restructuring and Other One-Time Charges. During the fourth quarter of fiscal 1995, the Company approved and implemented actions targeted at reducing the Company's future cost structure and improving its profitability. These actions included, among other things, (i) the sale of the Company's memory distribution business, (ii) outsourcing a certain business function and (iii) a reduction in the number of the Company's employees. The Company's consolidated statement of income for fiscal 1995 includes $9.0 million of pretax charges ($5.4 million net of tax benefits, or $0.38 per share) for restructuring and other one-time charges. See Note 15 of the Company's Consolidated Financial Statements in Part II, Item 8 for additional information regarding the 1995 restructuring charges.

Other Expenses - Net. Other expenses - net decreased to $13.8 million for the fiscal year ended November 3, 1996 from $15.9 million for the fiscal year ended October 29, 1995. The decrease is primarily attributable to a decrease in net financing costs during the year as a result of the Company's focus on inventory management during the 1996 fiscal year. Days cost of sales in ending inventory decreased from 38 days at October 29, 1995 to 33 days at November 3, 1996.

Potential Fluctuations in Operating Results

The Company's operating results may vary significantly from quarter to quarter depending on certain factors, including, but not limited to, demand for the Company's information technology products and services, the amount of supplier incentive funds received by the Company, the results of acquired businesses, product availability, competitive conditions, new product introductions, changes in customer order patterns and general economic conditions. In particular, the Company's operating results are sensitive to changes in the mix of product and service revenues, product margins, inventory adjustments, and interest rates. See "Products and Suppliers" and "Competition" in Part I, Item 1 for additional information regarding certain of these factors. Although the Company attempts to control its expense levels, these levels are based, in part, on anticipated revenues. Therefore, the Company may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, quarterly period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, although the Company's financial performance has not exhibited significant seasonality in the past, the Company and the computer industry in general tend to follow a sales pattern with peaks occurring near the end of the calendar year, due primarily to special vendor promotions and year-end business purchases.

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

The Company has acquired or invested in, and intends to acquire or invest in, resellers to increase core service competencies, expand the Company's geographic coverage in key market areas, and strengthen the Company's direct relationships with end-user customers. During fiscal 1997, the Company completed seven acquisitions. In addition to cash and other consideration, the Company issued 2,617,007 shares of common stock in connection with the acquisitions. See Note 3 to the Company's Consolidated Financial Statements in Part II, Item 8 for additional information regarding these acquisitions. The Company has completed three additional acquisitions since the end of fiscal 1997 in exchange for 1,623,382 shares of common stock. In addition to these acquisitions, the Company made investments in or loans to companies totaling $2.4 million during fiscal 1997. See Note 13 to the Company's Consolidated Financial Statements in Part II,
Item 8 for information regarding non-cash investment activities. The Company's future acquisitions or investments may be made utilizing cash, stock or a combination of cash and stock.

Cash provided by operating activities was $9.4 million in 1997 as compared to $44.7 million in 1996. The decrease was primarily due to a change in cash used by inventory and accounts payable. During fiscal 1997, $5.6 million was used in operating activities for inventory and accounts payable compared to $77.3 million provided by inventory and accounts payable during 1996. The cash provided in 1996 was the result of a decrease in days cost of sales in ending inventory from 37 days at the end of 1995 to 33 days at the end of 1996, while accounts payable days increased from 47 days to 48 days for the same period. Days cost of sales in ending inventory increased from 33 days at November 3, 1996 to 35 days at November 2, 1997, while days cost of sales in ending accounts payable increased from 48 days to 49 days for the same period.

The change in cash provided by inventory and accounts payable was partially offset by a decrease in cash used by accounts receivable from $84.8 million for 1996 to $32.7 million for 1997. The change in cash used by accounts receivable was primarily due to an increase in receivables sold under a financing facility (see discussion below) from $190.8 million at November 3, 1996 to $278.8 million at November 2, 1997. Days sales in ending receivables adjusted for the sold receivables were 42 days at November 2, 1997 compared to 43 days at November 3, 1996.

Cash used in investing activities increased from $28.9 million in 1996 to $38.3 million in 1997 due to an $11.7 million increase in purchases of property and equipment as a result of increased spending for electronic commerce initiatives and capacity expansion in systems and facilities.

Cash provided by financing activities was $30.8 million in 1997 compared to cash used in 1996 of $8.0 million. The change was primarily due to increased borrowings under the Company's line of credit.

The Company maintains three financing agreements (the "Agreements") with financing facilities totaling $675 million. The Agreements include an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At November 2, 1997, the net amount of sold accounts receivable was $278.8 million.

The Inventory Facilities provide for borrowings up to $325 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") of $175 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $150 million. Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. Amounts borrowed under the Supplemental Line of Credit may remain outstanding until the expiration date of the Agreements (August 2000). No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At November 2, 1997, the Company had $76.6 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and $30.7 million outstanding under the Supplemental Line of Credit.

Of the $675 million of financing capacity represented by the Agreements, $288.9 million was unused as of November 2, 1997. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At November 2, 1997, the Company was in compliance with these covenants.

In addition to the financing facilities discussed above, the Company maintains an accounts receivable purchase agreement (the "Purchase Agreement") with a commercial credit corporation (the "Buyer") whereby the Buyer agrees to purchase, from time to time at its option, on a limited recourse basis, certain accounts receivable of the Company. Under the terms of the Purchase Agreement, no finance charges are assessed if the accounts are settled within forty days. At November 2, 1997, the net amount of sold accounts receivable under the Purchase Agreement was $10.9 million.

The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

The unavailability of a significant portion of, or the loss of, the Agreements or trade credit from suppliers would have a material adverse effect on the Company.

Although the Company has no material capital commitments, the Company expects to make capital expenditures of approximately $30 to $35 million in the next fiscal year.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information   regarding  the  Company's  directors  is  incorporated  herein  by reference to the information furnished under the captions "Election Of Directors" and "Section 16 Requirements" in the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

Information  regarding  executive officers of the Company is included in Part I,
Item 1 of this report, furnished under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information furnished under the captions "Executive Compensation" and "Other Information Regarding the Board of Directors" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information furnished under the captions "Security Ownership of Management" and "Principal Stockholders" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information   regarding  certain   relationships  and  related  transactions  is
incorporated herein by reference to the information furnished under the caption "Certain Relationships and Related Transactions" in the 1998 Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Annual Report on Form
         10-K:

         (1)  Consolidated Financial Statements:                        Page No.
                                                                        --------

                  Report of Independent Accountants                         F-2

                  Consolidated Balance Sheets
                  at November 2, 1997 and November 3, 1996                  F-3

                  Consolidated Statements of Income for
                  the fiscal years ended November 2, 1997,
                  November 3, 1996, and October 29, 1995                    F-4

                  Consolidated Statements of Cash Flows for
                  the fiscal years ended November 2, 1997,
                  November 3, 1996, and October 29, 1995                    F-5

                  Consolidated Statements of Stockholders' Equity
                  for the fiscal years ended November 2, 1997,
                  November 3, 1996, and October 29, 1995                    F-6

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

         (3)      The Exhibits which are filed with this Annual Report
                  or which are  incorporated  herein by reference  are
                  set forth in the Exhibit Index which appears on page
                  E-1  hereof,  which  Exhibit  Index is  incorporated
                  herein by reference.                                       E-1

(b)      Reports filed on Form 8-K during the quarter ended November 2, 1997:

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

                                          MICROAGE, INC.
                                          (Registrant)

                                          By:/s/ Jeffrey D.  McKeever
                                             ------------------------
                                                Jeffrey D.  McKeever
                                                Chairman of the Board and
                                                Chief Executive Officer

                                                Date: January 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature            Title                                  Date
        ---------            -----                                  ----

/s/ Jeffrey D. McKeever      Director, Chairman of the Board    January 29, 1998
-------------------------    and Chief Executive Officer
Jeffrey D. McKeever          (Principal Executive Officer)


/s/ William H. Mallender     Director                           January 29, 1998
-------------------------
William H. Mallender

/s/ Steven G. Mihaylo        Director                           January 29, 1998
-------------------------
Steven G. Mihaylo

/s/ Fred Israel              Director                           January 29, 1998
-------------------------
Fred Israel

/s/ Lynda M. Applegate       Director                           January 29, 1998
-------------------------
Lynda M.  Applegate

/s/ Roy A. Herberger, Jr.    Director                           January 29, 1998
-------------------------
Roy A. Herberger, Jr.

                             Director                           January 29, 1998
-------------------------
Cyrus F. Freidheim, Jr.

/s/ James R. Daniel          Senior Vice President, Chief       January 29, 1998
--------------------------   Financial Officer and Treasurer
James R. Daniel              (Principal Financial Officer)


/s/ Raymond L. Storck        Vice President - Controller        January 29, 1998
-------------------------    and Assistant Treasurer
Raymond L. Storck            (Principal Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

                   ------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS

                           YEAR ENDED NOVEMBER 2, 1997

                         MICROAGE, INC. AND SUBSIDIARIES
                                 TEMPE, ARIZONA

                                 MICROAGE, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants............................................F-2

Consolidated Balance Sheets  at November 2, 1997 and November 3, 1996........F-3

Consolidated Statements of Income for each of the fiscal years ended November 2, 1997, November 3, 1996, and October 29, 1995.............F-4

Consolidated Statements of Cash Flows for each of the fiscal years ended November 2, 1997, November 3, 1996, and October 29, 1995.............F-5

Consolidated Statements of Stockholders' Equity for each of the fiscal years ended November 2, 1997, November 3, 1996, and October 29, 1995.......F-6

Notes to Consolidated Financial Statements...................................F-7

Schedule I - Valuation and Qualifying Accounts and Reserves..................S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of MicroAge, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) present fairly, in all material respects, the financial position of MicroAge, Inc. and its subsidiaries at November 2, 1997 and November 3, 1996, and the results of their operations and their cash flows for the fiscal years ended November 2, 1997, November 3, 1996, and October 29, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Phoenix, Arizona
December 9, 1997

                                 MICROAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS

                                                   November 2,     November 3,
                                                       1997            1996
                                                   ------------    ------------

Current assets:
    Cash and cash equivalents                      $     24,029    $     22,078
    Accounts and notes receivable, net                  330,172         290,115
    Inventory, net                                      478,089         331,743
    Other                                                11,560          11,495
                                                   ------------    ------------
        Total current assets                            843,850         655,431

Property and equipment, net                              73,747          54,049
Intangible assets, net                                   43,766          17,499
Other                                                    12,770           9,342
                                                   ------------    ------------

        Total assets                               $    974,133    $    736,321
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                               $    672,158    $    511,167
    Accrued liabilities                                  22,545          25,464
    Current portion of long-term obligations              2,744           2,121
    Other                                                 3,545           3,627
                                                   ------------    ------------
        Total current liabilities                       700,992         542,379

Line of credit                                           30,650            --
Long-term obligations                                     4,537           3,892

Stockholders' equity:
    Preferred stock, par value $1.00 per share;            --              --
        Shares authorized: 5,000,000
        Issued and outstanding:  none
    Common stock, par value $.01 per share;
        Shares authorized: 40,000,000
        Issued:   November 2, 1997 -- 17,849,929
                  November 3, 1996 -- 16,578,451            178             165
    Additional paid-in capital                          148,201         124,332
    Retained earnings                                    90,392          66,484
    Loan to ESOT                                           --              (207)
    Treasury stock, at cost;
        Shares:   November 2, 1997 -- 80,378
                  November 3, 1996 -- 97,029               (817)           (724)
                                                   ------------    ------------
        Total stockholders' equity                      237,954         190,050
                                                   ------------    ------------

        Total liabilities and stockholders' equity $    974,133    $    736,321
                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                    Fiscal years ended
                                           -------------------------------------
                                           November 2,  November 3,  October 29,
                                               1997         1996         1995
                                           -----------  -----------  -----------

Revenue                                     $4,446,308   $3,696,160   $3,098,976

Cost of sales                                4,136,628    3,471,009    2,924,652
                                           -----------  -----------  -----------

Gross profit                                   309,680      225,151      174,324

Operating and other expenses
   Operating expenses                          238,977      186,387      144,341
   Restructuring and other one-time charges       --           --          9,029
                                           -----------  -----------  -----------
       Total                                   238,977      186,387      153,370
                                           -----------  -----------  -----------

Operating income                                70,703       38,764       20,954

Other expenses - net                            27,366       13,755       15,854
                                           -----------  -----------  -----------

Income before income taxes                      43,337       25,009        5,100

Provision for income taxes                      18,372       10,899        1,466
                                           -----------  -----------  -----------

Net income                                  $   24,965   $   14,110   $    3,634
                                           ===========  ===========  ===========

Net income per common and
   common equivalent share                  $     1.40   $     0.84   $     0.22
                                           ===========  ===========  ===========

Weighted average common and
   common equivalent shares
   outstanding                                  17,810       16,781       16,236



The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                      Fiscal years ended
                                                              -------------------------------------
                                                              November 2,  November 3,  October 29,
                                                                  1997         1996         1995
                                                              -----------  -----------  -----------
Cash flows from operating activities:
  Net income                                                   $  24,965    $  14,110    $   3,634
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                              24,002       20,837       15,593
       Provision for losses on accounts and notes receivable       9,208        8,944        6,280
       Non-cash restructuring and other one-time charges            --           --          7,410
       Changes in assets and liabilities
         net of business acquisitions:
           Accounts and notes receivable                         (32,705)     (84,825)     (59,159)
           Inventory                                            (144,640)     (24,861)       4,798
           Other current assets                                      (35)       1,933       (5,188)
           Other assets                                           (5,763)      (3,817)      (1,722)
           Accounts payable                                      139,047      102,192       59,310
           Accrued liabilities                                    (3,979)       9,920        2,707
           Other liabilities                                        (656)         225          391
                                                              -----------  -----------  -----------

    Net cash provided by operating activities                      9,444       44,658       34,054

Cash flows from investing activities:
  Purchases of property and equipment                            (36,488)     (24,770)     (23,229)
  Purchases of businesses and investments
       in unconsolidated companies, net of cash acquired          (1,810)      (4,150)      (6,099)
                                                              -----------  -----------  -----------

    Net cash used in investing activities                        (38,298)     (28,920)     (29,328)

Cash flows from financing activities:
  Amounts received from ESOT                                         207          561          640
  Proceeds from issuance of stock, net of issuance costs           5,886        1,856        1,004
  Net borrowings under lines of credit                            30,349         --           --
  Shareholder distributions - pooled companies                    (1,057)      (2,245)      (1,510)
  Principal payments on long-term obligations                     (4,580)      (8,156)      (2,043)
                                                              -----------  -----------  -----------

    Net cash provided by (used in) financing activities           30,805       (7,984)      (1,909)
                                                              -----------  -----------  -----------

Net increase in cash and cash equivalents                          1,951        7,754        2,817

Cash and cash equivalents at beginning of period                  22,078       14,324       11,507
                                                              -----------  -----------  -----------

Cash and cash equivalents at end of period                     $  24,029    $  22,078    $  14,324
                                                              ===========  ===========  ===========

       Supplemental disclosure to cash flows - See Note 13

The accompanying notes are an integral part of these consolidated financial statements.

                                  MICROAGE, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                              For the fiscal years ended November 2, 1997, November 3, 1996 and October 29, 1995
                                          -----------------------------------------------------------------------------------------
                                                                Additional                      Note-stock               Total
                                          Preferred   Common     paid-in   Retained    Loan to   purchase   Treasury  stockholders'
                                            stock      stock     capital   earnings     ESOT     agreement    stock      equity
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------
BALANCE at October 30, 1994               $    --    $     161  $ 121,449  $  52,513  $  (1,408) $  (2,000) $  (1,123)  $ 169,592
    Options for 192,147
      common shares exercised                  --            2      1,035       --         --         --         --         1,037
    Contribution of 34,991 treasury shares
      to employee benefit plan                 --         --          115       --         --         --          261         376
    Loan payments from ESOT                    --         --         --         --          640       --         --           640
    Distributions to shareholders' -
      pooled companies                         --         --         --       (1,528)      --         --         --        (1,528)
    Net income                                 --         --         --        3,634       --         --         --         3,634
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------

BALANCE at October 29, 1995                    --          163    122,599     54,619       (768)    (2,000)      (862)    173,751
    Options for 108,861
      common shares exercised                  --            1        934       --         --         --         --           935
    Contribution of 18,415 treasury shares
      to employee benefit plan                 --         --            5       --         --         --          138         143
    Issuance of 110,932 shares under the
      employee stock purchase plan             --            1        777       --         --         --         --           778
    Contributed capital - pooled company       --         --           17       --         --         --         --            17
    Cancellation of convertible
      subordinated debentures due to
      acquisition                              --         --         --         --         --        2,000       --         2,000
    Loan payments from ESOT                    --         --         --         --          561       --         --           561
    Distributions to shareholders -
      pooled companies                         --         --         --       (2,245)      --         --         --        (2,245)
    Net income                                 --         --         --       14,110       --         --         --        14,110
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------

BALANCE at November 3, 1996                    --          165    124,332     66,484       (207)      --         (724)    190,050
    Options for 445,579
      common shares exercised                  --            5      4,050       --         --         --         --         4,055
    Contribution of 31,731 treasury shares
      to employee benefit plan                 --         --          205       --         --         --          262         467
    Issuance of 99,703 shares under the
      employee stock purchase plan             --            1      1,353       --         --         --         --         1,354
    Loan payments from ESOT                    --         --         --         --          207       --         --           207
    Issuance of 108,417 shares to acquire
      KNB, Inc.                                --            1      2,002       --         --         --         --         2,003
    Issuance of 609,779 shares to acquire
      Access MicroSystems, Inc.                --            6     15,894       --         --         --         --        15,900
    Issuance of 8,000 restricted common
      shares to outside directors              --         --          122       --         --         --         --           122
    Unearned compensation -
      restricted common shares issued to
      directors                                --         --         (122)      --         --         --         --          (122)
    Compensation expense-
      restricted common shares issued to
      directors                                --         --           40       --         --         --         --            40
    Compensation expense-stock option
      excercise                                --         --          325       --         --         --         --           325
    15,080 shares of treasury stock
      acquired through cashless stock
      option exercises                         --         --         --         --         --         --         (355)       (355)
    Distributions to shareholders -
      pooled companies                         --         --         --       (1,057)      --         --         --        (1,057)
    Net income                                 --         --         --       24,965       --         --         --        24,965
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------

BALANCE at November 2, 1997               $    --    $     178  $ 148,201  $  90,392  $    --    $    --    $    (817)  $ 237,954
                                          =========  =========  =========  =========  =========  =========  =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

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

During fiscal 1997, the Company made several acquisitions which have been accounted for as poolings of interest. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the acquired companies for all periods presented (see Note 3 below).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of consolidation
---------------------------

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated.

Fiscal year
-----------

The Company's fiscal year ends on the Sunday nearest October 31 in each calendar year. The fiscal years ended November 2, 1997 and October 29, 1995 included 52 weeks. The fiscal year ended November 3, 1996 included 53 weeks.

Disclosures about fair value of financial instruments
-----------------------------------------------------

Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value.

Cash equivalents
----------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash overdrafts
---------------

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Such amounts, aggregating $45.4 and $65.0 million at November 2, 1997 and November 3, 1996, respectively, are included as a component of accounts payable in the accompanying consolidated balance sheets.

Accounts and notes receivable
-----------------------------

Accounts and notes receivable are comprised of amounts due from financing companies, end-users, and resellers and are net of an allowance for doubtful accounts of $10,933,000 and $8,731,000 at November 2, 1997 and November 3, 1996, respectively.

Inventory
---------

Inventory consisting of resale merchandise is stated at lower of cost (first-in, first-out method) or market. International Business Machines Corporation ("IBM") products totaling $79,436,000 and $43,231,000 included in inventory at November 2, 1997 and November 3, 1996, respectively, are subject to a reservation of the title in IBM for the purpose of assuring that such products are sold and delivered only to IBM-authorized personal computer dealers; such reservation does not prohibit the Company from granting security interests to other parties.

During the fiscal year ended November 2, 1997, sales of COMPAQ Computer Corporation, Hewlett-Packard Company and IBM products accounted for approximately 23%, 20% and 14%, respectively, of the Company's revenue from sales of merchandise. The sales of no other individual vendor's products accounted for more than 10% of such revenue during the fiscal year ended November 2, 1997.

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

The following reflects the estimated lives by category of property and equipment:

         Furniture, fixtures, equipment and software   3 to 7 years
         Equipment under capital lease                 3 to 5 years
         Leasehold improvements                        3 to 5 years

Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred.

Intangible assets
-----------------

Intangible assets are amortized over their economic lives ranging from three to fifteen years using the straight-line method. For acquisitions accounted for under the purchase method, the excess of cost over the fair value of net identifiable assets acquired is classified as goodwill and is included in intangible assets. On an ongoing basis, the Company reviews the valuation and amortization of goodwill. As part of this review, the Company estimates the net realizable value of goodwill and assesses whether the unamortized balance could be recovered through expected future cash flows over the remaining life of the asset. At November 2, 1997 and November 3, 1996, no impairment was indicated. Intangible assets are net of $7,264,000 and $5,343,000 of accumulated amortization at November 2, 1997 and November 3, 1996, respectively.

Revenue recognition
-------------------

Revenue from product sales is recognized at the time of shipment. Revenue associated with service contracts is deferred and recognized ratably over the service period of the contract.

Supplier Incentive funds
------------------------

In general, suppliers provide the Company with various incentive programs. The funds received under these programs are generally determined based on the Company's purchases and/or sales of the suppliers' product. The funds are earned through marketing programs or meeting purchasing or other objectives established by the suppliers. Once earned, the funds are applied against product cost or operating expenses.

Accounting for stock based compensation
---------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") in 1997. As permitted by SFAS 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS 123) had been applied beginning in 1996 (see Note 8).

Income taxes
------------

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

Income per common share
-----------------------

Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants using the treasury stock method. The weighted average common and common equivalent shares consist of the following:

                                                                            Fiscal years ended
                                                      ------------------------------------------------------
                                                        November 2,         November 3,        October 29,
                                                           1997                 1996               1995
                                                      ----------------     ---------------     -------------
                                                                                     (in thousands)
   Weighted average common shares                              16,906             16,307            16,031
   Dilutive effect of stock options and warrants                  904                474               205
                                                      ----------------     ---------------     -------------

   Weighted average common and common
     equivalent shares outstanding                             17,810             16,781            16,236
                                                      ================     ==============     =============

The amounts of per share earnings on the fully diluted basis are not required to be presented in the consolidated statements of income since the additional dilution is less than 3%.

Franchising Activities
----------------------

MicroAge distributes its products and services through a network of franchised and affiliated resellers and Company-owned locations. In fiscal 1997, 231 franchised resellers were added and 110 were eliminated due to transferring to an affiliate agreement, closing or terminating their agreement or being acquired by the Company, resulting in 900 franchised reseller locations at November 2, 1997. There were 40 Company-owned locations at November 2, 1997. In fiscal 1997, total revenue and total cost of sales from Company-owned locations were $810,275,000 and $699,980,000, respectively.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

Use of Estimates
----------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 - ACQUISITIONS
---------------------

Poolings of Interest
--------------------

During fiscal 1997, the Company completed three separate acquisitions of resellers that were accounted for as poolings of interest. The Company issued an aggregate 1,898,811 common shares in exchange for all of the outstanding shares of these companies (the "Pooled Enterprises"). The Company's consolidated financial statements have been restated to include the accounts and operations of the Pooled Enterprises for all periods presented.

The results of operations previously reported by the Company and the Pooled Enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands).

                                                 Pooled
                              MicroAge, Inc.   Enterprises        Combined
                              --------------   -----------        --------

      Fiscal year 1996:

      Revenue                 $3,516,446       $  179,714       $3,696,160
      Net income              $   13,253       $      857       $   14,110


      Fiscal year 1995:

      Revenue                 $2,941,100       $  157,876       $3,098,976
      Net income              $      241       $    3,393       $    3,634

Purchases
---------

During fiscal 1997, the Company completed four separate acquisitions that were accounted for using the purchase method of accounting. In each case, the purchase price was allocated to the assets purchased and the liabilities assumed based on fair values at the date of acquisition. These acquisitions are as follows:

In December 1996, the Company acquired an imaging company for consideration of $1.2 million consisting of cash and the forgiveness of debt. The excess of the purchase price over the fair value of net assets acquired was approximately $1.3 million and is being amortized using the straight-line method over 7 years.

In February 1997, the Company acquired a reseller for consideration of $4.0 million consisting of the assumption of liabilities. The excess of the purchase price over the fair value of net assets acquired was approximately $4.0 million and is being amortized using the straight-line method over 15 years.

In July 1997, the Company acquired a reseller for consideration of $2.0 million consisting of 108,417 common shares. The excess of the purchase price over the fair value of net assets acquired was approximately $5.7 million and is being amortized using the straight-line method over 15 years.

In September 1997, the Company acquired a reseller for consideration of $16.4 million consisting of 609,779 shares of the Company's common stock. The excess of the purchase price over the fair value of net assets acquired was approximately $16.9 million and is being amortized using the straight-line method over 15 years.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following:       November 2,   November 3,
                                                          1997          1996
                                                       -----------   -----------
                                                              (in thousands)
Equipment, furniture, fixtures and software               $115,269      $ 84,265
Equipment under capital lease                               15,948        14,179
Leasehold improvements                                      16,235        14,186
Land                                                         1,839         1,839
                                                          --------      --------
                                                           149,291       114,469
Less:  accumulated depreciation and
amortization                                                75,544        60,420
                                                          --------      --------
                                                          $ 73,747      $ 54,049
                                                          ========      ========

NOTE 5 - LEASES

The following is a schedule by year of future minimum lease obligations under noncancelable leases together with the present value of the net minimum capital lease obligations as of November 2, 1997:

                                                        Operating        Capital
                                                         leases          leases
                                                      --------------     -------
Fiscal year ending in:                                        (in thousands)
1998                                                    $11,440           $3,285
1999                                                     10,505            2,479
2000                                                      8,335            1,416
2001                                                      6,856            1,024
2002                                                      4,418              142
Thereafter                                                8,029              --
                                                      --------------      ------
Total minimum lease obligations                         $49,583           $8,346
                                                      ==============      ======
Less: amount representing interest                                         1,065
                                                                          ------
Present value of minimum lease obligations                                $7,281
                                                                          ======


None of the leases contain significant restrictive provisions; however, some of the leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense was (in thousands):

Fiscal year ended:
October 29, 1995                             $ 8,333
November 3, 1996                             $11,126
November 2, 1997                             $15,310

NOTE 6 - FINANCING ARRANGEMENTS
-------------------------------

The Company maintains three financing agreements (the "Agreements") with financing facilities totaling $675 million. The Agreements include an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At November 2, 1997, the net amount of sold accounts receivable was $279 million and the effective funding rate was LIBOR plus 1.85%.

The Inventory Facilities provide for borrowings up to $325 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") of $175 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $150 million. Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. Amounts borrowed under the Supplemental Line of Credit may remain outstanding until the expiration date of the Agreements (August 2000). No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At November 2, 1997, the Company had $77 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and $31 million outstanding under the Supplemental Line of Credit. As of November 2, 1997, the interest rate on the Supplemental Line of Credit was LIBOR plus 2%.

Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including working capital and tangible net worth requirements, and ratios of debt to tangible net worth and current assets to current liabilities. At November 2, 1997, the Company was in compliance with these covenants.

In addition to the financing facilities discussed above, the Company maintains an accounts receivable purchase agreement (the "Purchase Agreement") with a commercial credit corporation (the "Buyer") whereby the Buyer agrees to purchase, from time to time at its option, on a limited recourse basis, certain accounts of the Company. Under the terms of the Purchase Agreement, no finance charges are assessed if the accounts are settled within forty days. At November 2, 1997, the net amount of sold accounts receivable under the Purchase Agreement was $10.9 million.

The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

NOTE 7 - LONG-TERM OBLIGATIONS
------------------------------

Long-term obligations consist of the following:

                                                   November 2,       November 3,
                                                      1997              1996
                                                   -----------       -----------
                                                          (in thousands)
Capital lease obligations                            $7,281            $6,013
Less: current portion                                 2,744             2,121
                                                     ------            ------
                                                     $4,537            $3,892
                                                     ======            ======

Following are the annual maturities of long-term obligations (in thousands):

Fiscal year ending in:

1998                                   $2,744
1999                                    2,163
2000                                    1,261
2001                                      973
2002                                      140
                                       ------
                                       $7,281
                                       ======

NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

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

The Company has issued NQSOs and ISOs under the Incentive Plan at prices representing the fair market value of the Company's common stock on the date of the grant. The NQSOs and ISOs are granted for terms of five years and become exercisable on a pro-rata basis on each anniversary of the grant over a five-year period as long as the holder remains an employee of the Company. NQSOs under the Incentive Plan were also granted in fiscal 1994 and fiscal 1997 to selected employees in exchange for the employees' irrevocable waiver of a specific amount of base salary or bonus otherwise payable by the Company during a specific period. The options will vest in one-third increments beginning on the January 1 which is three years following the January 1 of the calendar year in which the participant elects to waive compensation. No other awards have been made under the Incentive Plan.

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

Changes during fiscal 1995, 1996 and 1997 in options outstanding under the employee stock option plans (including the Incentive Plan) were as follows:


                                                                    Weighted
                                                                    Average
                                                  Number          Exercise Price
                                                of Options          per Share
                                                ----------          ---------

Outstanding at October 30, 1994                  1,776,222          $    9.01
   Granted                                         162,750          $   10.90
   Exercised                                      (120,900)         $    5.31
   Canceled or expired                             (46,174)         $   10.01
                                                 ---------
Outstanding at October 29, 1995                  1,771,898          $    9.51

   Granted                                         339,000          $   10.29
   Exercised                                       (97,125)         $    8.61
   Canceled or expired                            (157,630)         $   10.93
                                                 ---------
Outstanding at November 3, 1996                  1,856,143          $    9.58

   Granted                                         788,379          $   20.12
   Exercised                                      (438,079)         $    9.44
   Canceled or expired                            (107,474)         $   14.02
                                                 ---------
Outstanding at November 2, 1997                  2,098,969          $   13.28
                                                 =========

Exercisable at November 2, 1997                    352,125
                                                 =========

The following table summarizes information about the Company's stock options at November 2, 1997:

                                        Options Outstanding                           Options Exercisable
                          -------------------------------------------------    ----------------------------------
                                                                Weighted                              Weighted
                                                                  Avg.                                  Avg.
                              Number          Contractual       Exercise           Number             Exercise
Range of                   Outstanding           Years            Price          Exercisable            Price
Exercise Prices           (in thousands)       Remaining        per share      (in thousands)         per share
                         -----------------    -------------    ------------    ----------------      ------------
$5.33   to $9.25                 995               .67           $ 8.52              157                $ 7.58
$10.42 to $17.88                 703              3.25           $14.54              179                $10.97
$23.83 to $31.75                 401              3.15           $22.82               16                $24.30
                              --------                                              ------
$5.33   to $31.75              2,099              2.31           $13.28              352                $10.09
                              ========                                              ======

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") in 1997. As permitted by SFAS 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB 25"). Had the Company determined compensation cost in accordance with SFAS No. 123, the Company's net income per share would have been reduced to the pro-forma amounts indicated below (in thousands except per share data):

                                                                       Fiscal year ended
                                                                   --------------------------
                                                                   November 2,    November 3,
                                                                      1997           1996
                                                                   -----------    -----------

Net Income                                           As Reported   $    24,965    $    14,110
                                                     Pro-forma          23,142         13,114

Net income per common and common equivalent share    As Reported   $      1.40    $      0.84
                                                     Pro-forma            1.30           0.78

Pro forma net income reflects only options granted during the fiscal years ended November 3, 1996 and November 2, 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation for options granted prior to October 30, 1995 is not considered.

The per share weighted-average fair value of the stock options granted under the plan for the years ended November 3, 1996 and November 2, 1997 was $5.11 and $8.35 respectively, based on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for both years: expected dividend yield of 0%, expected volatility of .523, a risk free interest rate of 6.54%, and an expected life of 3.31 years.

Director stock plans
--------------------

In March 1995, the Board of Directors and stockholders approved an incentive plan for those Directors who are not officers or employees of the Company or its subsidiaries (the "1995 Director Plan"). Under the 1995 Director Plan, on November 1 of each year, commencing in 1995 and ending in 2004, each eligible Director will automatically be granted (i) 1,000 shares of the Company's common stock subject to certain restrictions and (ii) options to purchase 1,000 shares of the Company's common stock. The options vest over three years and are subject to certain stock price hurdles after each vesting date. As of November 2, 1997, 13,000 options had been granted under this plan at prices ranging from $8.38 to $22.75 per share. There were 3,671 options exercisable as of November 2, 1997. The aggregate number of shares of the Company's common stock available for awards under the 1995 Director Plan is 80,000.

Restricted stock plan
---------------------

In accordance with the provisions of a restricted stock plan approved in fiscal 1982, 45,000 shares of common stock were reserved for issuance. At November 2, 1997, 39,938 shares had been awarded under the plan, and 5,062 additional shares may be awarded under the plan.

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

Associate Stock Purchase Plan
-----------------------------

In March 1995, the Board of Directors and stockholders approved an associate stock purchase plan (the "Associate Plan"). The Associate Plan provides a means for the Company's employees to authorize payroll deductions up to 10% of their earnings to be used for the periodic purchase of the Company's common stock. Under the Associate Plan, the Company will initially sell shares to participants at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning of a six month subscription period or 85% of fair market value at the end of the subscription period. The Associate Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The maximum number of shares that may be purchased under the Associate Plan is 500,000. The initial subscription period began July 1, 1995. As of November 2, 1997, 210,635 shares had been purchased under the Associate Plan.

NOTE 9 - OTHER EXPENSES - NET
-----------------------------

Other expenses - net consists of the following:
                                                 Fiscal years ended
                                       ---------------------------------------
                                       November 2,   November 3,   October 29,
                                          1997          1996          1995
                                       -----------   -----------   -----------
                                                    (in thousands)
Interest expense                         $ 5,882       $ 1,724       $ 3,672

Expenses from the sale of accounts
     receivable                           18,769        11,438        10,468
Other                                      2,715           593         1,714
                                         -------       -------       -------
                                         $27,366       $13,755       $15,854
                                         =======       =======       =======

NOTE 10 - INCOME TAXES
----------------------

The provision for income taxes consists of the following:

                                              Fiscal years ended
                                ------------------------------------------------
                                November 2,        November 3,       October 29,
                                   1997               1996               1995
                                -----------        -----------       -----------
                                                  (in thousands)
Current
     Federal                    $ 16,898           $  7,621          $  4,374
     State                         4,241              1,927             1,193
Deferred                          (2,767)             1,351            (4,101)
                                --------           --------          --------
                                $ 18,372           $ 10,899          $  1,466
                                ========           ========          ========

The components of deferred income tax expense (benefit) from operations are as follows:

                                              Fiscal years ended
                                ------------------------------------------------
                                November 2,        November 3,       October 29,
                                   1997               1996               1995
                                -----------        -----------       -----------
                                                  (in thousands)
Allowance for doubtful accounts $   (209)             1,440          $ (2,014)
Software development costs           338                433               247
Depreciation and amortization     (1,075)              (429)             (159)
Restructuring reserves               210                358              (533)
Inventory valuation allowance       (190)              (300)             (112)
State deferral, net of federal
  benefit                           (488)               168              (528)
All other - net                   (1,353)              (319)           (1,002)
                                  -------           -------           -------
                                  $(2,767)          $ 1,351          $ (4,101)
                                  =======           =======           =======

Deferred tax assets, which are recorded as a component of other assets or other current assets, are comprised of the following:

                                                      November 2,    November 3,
                                                          1997           1996
                                                      -----------    -----------
Gross deferred tax assets:                                 (in thousands)

     Depreciation and amortization                     $ 4,887        $ 4,213
     Allowance for doubtful accounts                     3,736          3,482
     Inventory valuation                                 2,945          2,589
     Deferred service revenue                              918            773
     Other                                               5,581          4,504
                                                       -------        -------
          Total gross deferred tax assets               18,067         15,561
                                                       -------        -------

Gross deferred tax liabilities:

     Software development                                1,776          1,366
     Other                                                 370          1,041
                                                       -------        -------
          Total gross deferred tax liabilities           2,146          2,407
                                                       -------        -------

Net deferred tax asset                                 $15,921        $13,154
                                                       =======        =======

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

The effective tax rate applied to income before income taxes differs from the expected federal statutory rate as follows:

                                                                  Fiscal years ended
                                             -------------------------------------------------------------
                                               November 2,           November 3,           October 29,
                                                   1997                  1996                  1995
                                             -----------------     -----------------     -----------------
Federal statutory rate                                   35.0  %               35.0  %               34.0  %
Addition (reduction) in taxes resulting
from:
     State income taxes, net of
         federal tax benefit                              5.5                   5.6                  15.7
     Non-deductible meals and
         entertainment                                    0.7                   0.7                  13.8
     Goodwill amortization                                0.3                   0.2                   3.6
     Impact of pooling of interests with
          subchapter S corp.                             (0.3)                  0.9                 (49.6)
     Other                                                1.2                   1.2                  11.2
                                             -----------------     -----------------     -----------------
                                                         42.4  %               43.6  %               28.7  %
                                             =================     =================     =================

NOTE 11 - COMMITMENTS
---------------------

The Company has arrangements with major vendors and certain financing companies to develop inventory and accounts receivable financing facilities for certain reseller customers. These arrangements include repurchase agreements that would require the Company to repurchase inventory which might be repossessed from a reseller by the vendor or the financing company. As of November 2, 1997, such repurchases have been insignificant.

The Company also provides a program whereby the Company may guarantee an addition to a reseller's credit facility with certain finance companies. As of November 2, 1997 losses related to the guarantee program have been insignificant, and the Company's exposure for guaranteed amounts is not material.

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

In addition to the Savings Plan, the Company has also adopted a supplemental deferred compensation plan (the "Supplemental Savings Plan") for employees holding key management positions or highly compensated employees for purposes of Title I of ERISA. Eligible employees may contribute a percentage of their salary subject to certain limitations as established by the Plan Administrator. The Company has historically matched 25% of the employee contribution. Participants are at all times fully vested in their contributions, and the company contributions, if any, become fully vested to the participant after five years of employment. Contributions to the Supplemental Savings Plan are held by a Trustee, however it is not qualified under the provisions of Section 401(k) of the Internal Revenue Code. All benefits payable under the Supplemental Savings Plan therefore are unsecured obligations of the Company.

In April 1989, the Company amended and restated the Savings Plan to include a leveraged Employee Stock Ownership Plan and Trust (the "ESOT") for eligible employees. The ESOT used proceeds of loans from the Company to purchase 312,500 shares and 157,827 shares of the Company's common stock for $2,396,000 and $1,105,000 during the years ended September 30, 1990 and 1989, respectively. As of November 2, 1997, all loans have been repaid to the Company.

The Company's stock is held by the ESOT trustee as collateral for the loans from the Company. The Company has made periodic contributions to the ESOT which were used to make loan principal and interest payments. A portion of the common stock is allocated to the accounts of participating employees annually based upon principal and interest payments. The Company, using the shares allocated method, recognized contribution expenses of $208,000, $510,000 and $675,000 during the fiscal years ended November 2, 1997, November 3, 1996 and October 29, 1995, respectively. As of November 2, 1997, all shares have been allocated under the ESOT.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
----------------------------------------------------------

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:
                                                   Fiscal years ended
                                         ---------------------------------------
                                         November 2,   November 3,   October 29,
                                            1997          1996          1995
                                         -----------   -----------   -----------
                                                     (in thousands)
Details of acquisitions:
  Fair value of assets acquired            $20,029       $ 2,000       $ 1,252
  Liabilities assumed and acquisition-
      related accruals                     $25,894       $  --         $   383
  Cash acquired                            $    76       $  --         $  --
  Note forgiven                            $   124       $ 2,000       $  --
  Purchase obligation forgiven                --         $ 1,029       $  --

Details of other financing activities:
  Capital lease obligations executed
  for equipment                            $ 3,834       $ 2,303       $ 4,726

Cash paid for:
  Interest                                 $ 6,319       $ 3,486       $ 4,840
  Income taxes                             $27,291       $ 6,079       $ 9,564

NOTE 14 - LITIGATION
--------------------

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

NOTE 15 - RESTRUCTURING AND OTHER ONE-TIME CHARGES
--------------------------------------------------

During the fourth quarter of fiscal 1995, the Company approved and implemented actions targeted at reducing expenses and improving profitability. The Company's consolidated statement of income for fiscal 1995 includes $9.0 million of pretax charges ($5.4 million net of tax benefits, or $0.38 per share) for restructuring and other one-time charges, consisting of the following (in thousands):

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

The revenue and net operating results of the activities that were not continued are as follows (in millions):

                                                       1995
                                                       ----
Revenue
  Memory distribution business                         $70.5
  Outsourced business function                          $3.5

Pretax  loss
  Memory distribution business                         $(1.7)
  Outsourced business function                         $(1.6)

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS replaces the current presentation of earnings per share with a dual presentation of Basic Earnings per Share and Diluted Earnings per Share. The Company believes that SFAS 128 will not have a material impact on previously reported earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. SFAS 131 may require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided under FASB Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

NOTE 17 - SUBSEQUENT EVENT
--------------------------

On November 5, 1997, the Company acquired all of the oustanding shares of a reseller for consideration of $20.0 million consisting of 814,458 common shares. This acquisition will be accounted for as a purchase. In addition, the agreement contains an earnout provision, the payment of which is dependent on the achievement of certain operating results by the acquired company over the next three years. The earnout may be settled utilizing cash, common shares, or a combination thereof. The Company has not yet completed the allocation of the purchase price.

On November 14, 1997, the Company completed the acquisition of a reseller. Under the terms of the agreement, to be accounted for as a pooling of interests, the Company exchanged 601,724 common shares for all of the outstanding shares of the acquired company. The financial position and results of operations of the Company and the acquired company will be combined in fiscal 1998 retroactive to November 3, 1997. In addition, all prior periods presented will be restated to give effect to the merger. The impact of the combination on the previously reported financial position and results of operations of the Company will not be material.

On November 17, 1997, the Company completed the acquisition of a reseller. Prior to the acquisition, the Company maintained a 19.9% ownership position in this reseller. As consideration for the remaining outstanding shares, the Company issued 207,200 common shares valued at $5.0 million. In addition, the agreement contains an earnout provision, the payment of which is dependent on the achievement of certain operating results by the acquired company over the next three years. The earnout may be settled utilizing cash, common shares, or a combination thereof.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------------

 Consolidated quarterly financial information for fiscal 1997 and 1996, restated to reflect acquisitions accounted for as pooling of interests, is as follows (in thousands except per share data):

                                                     Fiscal 1997
                                   -------------------------------------------------
Quarter ended                      February 2     May 4       August 3    November 2
                                   ----------     -----       --------    ----------
Revenue
     As originally reported        $  860,319   $1,035,719   $1,093,484   $1,321,910
     Pooled enterprises                30,429       50,299       54,148         --
                                   ----------   ----------   ----------   ----------
         Combined                  $  890,748   $1,086,018   $1,147,632   $1,321,910

Gross profit
     As originally reported        $   55,952   $   67,008   $   73,000   $   89,293
     Pooled enterprises                 6,151        8,974        9,302         --
                                   ----------   ----------   ----------   ----------
         Combined                  $   62,103   $   75,982   $   82,302   $   89,293

Operating Income
     As originally reported        $   12,888   $   17,675   $   18,556   $   20,451
     Pooled enterprises                   524          438          171         --
                                   ----------   ----------   ----------   ----------
         Combined                  $   13,412   $   18,113   $   18,727   $   20,451

Net income
     As originally reported        $    4,668   $    6,003   $    6,398   $    7,380
     Pooled enterprises                   189          241           86         --
                                   ----------   ----------   ----------   ----------
         Combined                  $    4,857   $    6,244   $    6,484   $    7,380
                                   ==========   ==========   ==========   ==========

Net income per common and common
     equivalent share, combined    $     0.28   $     0.36   $     0.37   $     0.40
                                   ==========   ==========   ==========   ==========

                                                       Fiscal 1996
                                   ---------------------------------------------------
Quarter ended                      January 28    April 28      July 28      November 3
                                   ----------    --------      -------      ----------
Revenue
     As originally reported        $  780,318   $  863,648    $  842,674    $1,029,806
     Pooled enterprises                41,965       42,518        41,710        53,521
                                   ----------   ----------    ----------    ----------
         Combined                  $  822,283   $  906,166    $  884,384    $1,083,327

Gross profit
     As originally reported        $   39,943   $   44,569    $   44,770    $   55,554
     Pooled enterprises                 7,725        8,430         9,904        14,256
                                   ----------   ----------    ----------    ----------
         Combined                  $   47,668   $   52,999    $   54,674    $   69,810

Operating Income
     As originally reported        $    5,928   $    9,531    $    8,716    $   12,273
     Pooled enterprises                   503          (73)          337         1,549
                                   ----------   ----------    ----------    ----------
         Combined                  $    6,431   $    9,458    $    9,053    $   13,822

Net income
     As originally reported        $    1,557   $    2,938    $    3,551    $    5,207
     Pooled enterprises                   319         (425)         (144)        1,107
                                   ----------   ----------    ----------    ----------
         Combined                  $    1,876   $    2,513    $    3,407    $    6,314
                                   ==========   ==========    ==========    ==========

Net income per common and common
     equivalent share, combined    $     0.12   $     0.15    $     0.20    $     0.37
                                   ==========   ==========    ==========    ==========

                                 MicroAge, Inc.
                                   Schedule I
                 Valuation and Qualifying Accounts and Reserves
                                 (in thousands)
       Years ended November 2, 1997, November 3, 1996 and October 29, 1995

                                       Balance at       Charged to     Charged to                        Balance at
                                       beginning        costs and        other         Deductions/          end
         Description                   of period        expenses        accounts       write-offs         of period
--------------------------------       ----------       ---------       --------       -----------        ---------

Allowance for doubtful accounts:
Year ended October 29, 1995            $    6,940       $   6,280           --         ($      595)       $12,625
                                       ==========       =========       ========       ===========        =======

Year ended November 3, 1996            $   12,625       $   8,944           --         ($   12,838)       $ 8,731
                                       ==========       =========       ========       ===========        =======

Year ended November 2, 1997            $    8,731       $   9,208           --         ($    7,006)       $10,933
                                       ==========       =========       ========       ===========        =======

                                  EXHIBIT INDEX


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

3.1 Restated Certificate of Incorporation of MicroAge, Inc. (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

3.2 By-Laws of MicroAge, Inc., amended and restated as of December 4, 1997.

4.1       Specimen Common Stock Certificate  (reference is also made to Exhibits
          3.1 and 3.2) (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-45510)

4.2 Amended and Restated Rights Agreement, dated as of September 28, 1994, between MicroAge, Inc. and First Interstate Bank of California (Incorporated by reference to Exhibit 1.1 to the Form 8-A for MicroAge, Inc. filed January 13, 1994)

4.2.1 First Amendment, dated as of November 5, 1996, by and between MicroAge, Inc. and American Stock Transfer and Trust Company to Amended and Restated Rights Agreement, dated as of September 28, 1994, between MicroAge, Inc. and First Interstate Bank of California (Incorporated by reference to Exhibit 4.2.1 to the Annual Report on Form 10-K for year ended November 3, 1996)

10.1 MicroAge, Inc. Executive Supplemental Savings Plan(1), amended and restated as of October 31, 1997.

10.2 MicroAge, Inc. Supplemental Executive Retirement Plan, dated as of October 1, 1992(1) (Incorporated by reference to Exhibit 10.65.2 to Registration Statement No. 33-33094)

10.2.1 First Amendment to MicroAge, Inc. Supplemental Executive Retirement Plan, dated as of September 26, 1996(1) (Incorporated by reference to Exhibit 10.2.1 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.3 Form of MicroAge 1994 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives(1) (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

10.3.1 Form of First Amendment, dated as of December 14, 1995, to the MicroAge 1994 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives(1) (Incorporated by reference to Exhibit 10.2.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the year ended November 3, 1996)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10.4 Form of MicroAge, Inc. 1997 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives (1) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.5 Amended and Restated Employment Agreement, dated as of November 4, 1996, by and between Jeffrey D. McKeever and the Company (1) (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.6 Supplemental Executive Retirement Plan, dated as of October 1, 1992, by and between Jeffrey D. McKeever and the Company(1) (Incorporated by reference to Exhibit 10.65.2 to Registration Statement No. 33-33094)

10.6.1 First Amendment to Supplemental Executive Retirement Plan, dated September 26, 1996, between Jeffrey D. McKeever and the Company (1)

10.6.2 Second Amendment to Supplemental Executive Retirement Plan, dated October 1, 1997, between Jeffrey D. McKeever and the Company (1)

10.7 Amended and Restated Split-Dollar Insurance Agreement, dated as of December 14, 1994, by and between MicroAge, Inc. and Jeffrey D. McKeever(1) (Incorporated by reference to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

10.8 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Jeffrey D. McKeever (1) (Incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.8.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Jeffrey D. McKeever (1) (Incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.9 Amended and Restated Employment Agreement, dated as of November 4, 1996, by and between Alan P. Hald and the Company (1) (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.10 Split-Dollar Insurance Agreement, dated as of January 29, 1997, by and between MicroAge, Inc. and Alan P. Hald (1) (Incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.11 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Alan P. Hald (1) (Incorporated by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.11.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Alan P. Hald (1) (Incorporated by reference to Exhibit 10.6.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10.12 Amended and Restated Employment Agreement, dated as of November 4, 1996, by and between James R. Daniel and the Company (1) (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.13 Split-Dollar Insurance Agreement, dated as of September 1, 1995, by and between James R. Daniel and the Company(1) (Incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 29, 1995)

10.14 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and James R. Daniel (1) (Incorporated by reference to Exhibit 10.7.2 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)


10.14.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and James R. Daniel (1) (Incorporated by reference to Exhibit 10.7.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.15 Amended and Restated Employment Agreement, dated as of November 4, 1996, by and between Robert G. O'Malley and the Company (1) (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.16 Split-Dollar Insurance Agreement, dated as of September 1, 1995, by and between Robert G. O'Malley and the Company (1) (Incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended November 3, 1996)

10.17 Split-Dollar Insurance Agreement, dated as of January 27, 1997, by and between Robert G. O'Malley and the Company (1) (Incorporated by reference to Exhibit 10.8.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended November 3, 1996)

10.18 MicroAge, Inc. 1997 Management Equity Program Award Agreement by and between MicroAge, Inc. and Robert G. O'Malley (1) (Incorporated by reference to Exhibit 10.8.3 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended November 3, 1996)

10.19 Amended and Restated Employment Agreement, dated as of November 4, 1996, by and between Christopher J. Koziol and the Company (1)
          (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended November 3,
          1996)

10.20 Split Dollar Insurance Agreement, dated as of September 1, 1995, by and between Christopher J. Koziol and the Company (1) (Incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended November 3, 1996)

10.21 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Christopher
          J. Koziol (1) (Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended November 3, 1996)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10.21.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Christopher J. Koziol (1) (Incorporated by reference to Exhibit 10.9.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.22 Form of Employment Agreement, dated as of November 4, 1996, by and between MicroAge, Inc. and certain executives(1) (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.23 Form of Split-Dollar Insurance Agreement, dated September 1, 1995, by and between MicroAge, Inc. and certain executives(1) (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 29, 1995)

10.24 Resolutions of the Compensation Committee of the Board of Directors of MicroAge, Inc. approving the fiscal year 1998 bonus compensation formula for certain executives (1)

10.25 The Amended and Restated MicroAge, Inc. 1984 Incentive Stock Option Plan(1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30, 1994)

10.26 The Amended and Restated MicroAge, Inc. 1986 Incentive Stock Option Plan(1) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30, 1994)

10.27 The Amended and Restated MicroAge, Inc. 1988 Stock Option Plan(1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30, 1994)

10.28 The Amended and Restated MicroAge, Inc. 1989 Stock Option Plan(1) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30, 1994)

10.29 The Amended and Restated MicroAge, Inc. Directors' Stock Option Plan(1) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 30, 1994)

10.30 Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement(1) (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

10.30.1 First Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement(1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended April 30, 1995)

10.30.2 Second Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement, dated March 14, 1996 (1)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

          (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 28, 1996)

10.30.3 Third Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement, dated October 28, 1996 (1) (Incorporated by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.30.4 Fourth Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement, dated December 4, 1996 (1) (Incorporated by reference to Exhibit 10.23.4 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.30.5 Fifth Amendment, dated January 31, 1997, to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended February 2, 1997).

10.30.6 Sixth Amendment, dated August 1, 1997, to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended August 3, 1997).

10.31 1988 MicroAge, Inc. Franchisee Stock Option Plan (Incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held February 9, 1988, File No. 0-15995)

10.32     1989 MicroAge,  Inc.  Franchisee  Stock Option Plan  (Incorporated  by
          reference  to  the  Proxy   Statement   for  the  Annual   Meeting  of
          Stockholders of MicroAge, Inc. held March 1, 1989, File No. 0-15995)

10.33 MicroAge, Inc. 1997 Long-Term Incentive Plan, dated as of September 25, 1997.

10.34 1995 MicroAge, Inc. Director Incentive Plan (Incorporated by reference to Appendix C to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on March 15, 1995, File No. 0-15995)

10.35 MicroAge, Inc. 1995 Associate Stock Purchase Plan (1) (Incorporated by reference to Appendix B to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on March 15, 1995, File No. 0-15995)

10.35.1 First Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan (1) (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 33-58901)

10.35.2 Second Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan (1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for fiscal quarter ended January 28, 1996)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10.36 Inventory Financing Agreement, dated as of July 9, 1993, by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

10.36.1 First Amendment, dated January 27, 1994, to Inventory Financing Agreement by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation dated as of July 9, 1993 (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

10.37 Agreement For Wholesale Financing, dated December 17, 1993, by and between IBM Credit Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

10.38 Second Restated Agreement for Wholesale Financing Agreement, dated as of December 17, 1993, by MicroAge Computer Centers, Inc. and Deutsche Financial Services Corporation (Incorporated by reference to Exhibit
          10.3.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

10.38.1 Amendment to Second Restated Agreement for Wholesale Financing, dated as of March 3, 1997, by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 4, 1997)

10.38.2 Amendment to Second Restated Agreement for Wholesale Financing, dated as of July 31, 1997, by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended August 3, 1997)

10.39 Restated and Amended Purchase Agreement, dated as of August 3, 1995, by and among MicroAge Computer Centers, Inc., et al, and Deutsche Financial Services Corporation (Incorporated by reference to Exhibit
          10.3 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

10.39.1 Amendment to Restated and Amended Purchase Agreement, dated as of March 31, 1997, by and among MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 4, 1997)

10.39.2 Amendment to Restated and Amended Purchase Agreement, dated as of July 31, 1997, by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation (Incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended August 3, 1997)

10.40 Agreement For Wholesale Financing, dated as of December 17, 1993, by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10.40.1 Amendment No. 1 to Addendum, dated as of August 3, 1995, to the Agreement For Wholesale Financing dated as of December 17, 1993, by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation (Incorporated by reference to Exhibit 10.4.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

10.41 COMPAQ Computer Corporation Dealer Agreement, dated April 1, 1984, by and between COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-14333)

10.42 COMPAQ Computer Corporation Central Purchase Agreement, dated November 21, 1983, by and between COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-14333)

10.42.1 Amendment, dated June 15, 1992, to the COMPAQ Computer Corporation Central Purchase Agreement dated November 21, 1983 by and between
          COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended March 31, 1993)

10.43 IBM Business Partner Agreement, dated April 25, 1994, by and between International Business Machines Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

10.44 Apple Authorized Dealer Sales Agreement, dated as of April 1, 1989, by and between Apple Computer, Inc. and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended September 30,
          1989)

10.44.1 Amendment, dated April 1, 1989, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to
          Exhibit 10.4.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended September 30, 1990)

10.44.2 Letter Agreement, dated September 30, 1992, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended March 31, 1993)

10.44.3 Letter Agreement, dated February 28, 1994, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.24.3 to the Annual Report on Form 10- K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

10.44.4 Letter Agreement, dated June 23, 1994, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.24.4 to the Annual Report on Form 10- K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10.45 Hewlett-Packard Company U.S. Agreement for Authorized Resellers, effective March 1, 1995, by and between Hewlett Packard Company and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit
          10.2 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended April 30, 1995)

10.46 U.S. First Tier Reseller Agreement, dated as of March 1, 1997, by and between Hewlett- Packard Company and MicroAge, Inc.

10.47 Form of Franchise Agreement, effective December 8, 1993, by and between the Company and its franchisees (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

10.47.1 Rider to Franchise Agreement, effective December 1993, by and between the Company and its existing franchisees (Incorporated by reference to Exhibit 10.26.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

10.47.2 Rider to Franchise Agreement, effective December 1993, by and between the Company and its new franchisees (Incorporated by reference to Exhibit 10.26.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

10.48 Form of Franchise Agreement by and between MicroAge, Inc. and its franchisees effective as to franchise agreements executed after March 1997.

10.49 Form of Purchasing Agreement, effective January 1997, by and between the Company and its Independent Computer Dealers.

10.50 Form of Purchase Agreement , effective January 1997, by and between the Company and its resellers (Incorporated by reference to Exhibit
          10.38 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.51 Triple Net Industrial Lease, dated as of December 21, 1993, by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

10.52 Triple Net Industrial Lease, dated July 28, 1993, by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

10.52.1 Amendment No. One, dated December 21, 1993, to Triple Net Industrial Lease dated July 28, 1993 by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

10.52.2 Lease Amendment, dated September 9, 1994, to Triple Net Industrial Leases dated July 16, 1985, July 28, 1993, and December 21, 1993 by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

          10.34.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

10.53 Lease, dated as of October 27, 1994, by and between Chimiarra Investments Limited and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

10.53.1 Addendum, dated October 27, 1994, to Lease dated as of October 27, 1994 by and between Chimiarra Investments Listed and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.35.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

10.54 Lease, dated March 6, 1990, by and between MicroAge Computer Centers, Inc. and Petula Associates, Ltd. and The Alameda Group, as tenants in common (Incorporated by reference to Exhibit 10.40 to Registration Statement No. 33-45510)

10.54.1 First Amendment, dated July 1, 1990, to Lease dated March 6, 1990 by and between MicroAge Computer Centers, Inc. and Petula Associates, Ltd. and The Alameda Group, as tenants in common (Incorporated by reference to Exhibit 10.40.1 to Registration Statement No. 33-45510)

10.54.2 Second Amendment, dated August 10, 1993, to Lease dated March 6, 1990 by and between MicroAge Computer Centers, Inc. and Petula Associates, Ltd. and The Alameda Group, as tenants in common (Incorporated by reference to Exhibit 10.31.2 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended September 30, 1993)

10.55 Lease, dated April 14, 1994, by and between AmberJack, Ltd. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit
          10.32 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

10.56 Lease Agreement, dated April 12, 1994, by and between Duke Realty Limited Partnership and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

10.57 Lease Agreement, dated November 18, 1994, by and between Duke Realty Limited partnership and Kenco Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

10.57.1 Assignment and Assumption of Lease Agreement, dated July 18, 1994, to Lease dated November 18, 1994 by and between Duke Realty Limited partnership and Kenco Group, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended July 30, 1995)

10.58 Triple Net Industrial Lease, dated as of July 16, 1985, by and between MicroAge Computer Centers, Inc. and Southern Pacific Industrial Development Company (Incorporated by reference to Exhibit 10.41 to Registration Statement No. 33-45510)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10.58.1 Amendment No. 1, dated September 18, 1985, to Triple Net Industrial Lease dated as of July 16, 1985 by and between MicroAge Computer Centers, Inc. and Southern Pacific Industrial Development Company (Incorporated by reference to Exhibit 10.41.1 to Registration Statement No. 33-45510)

10.58.2 Amendment No. 2, dated September 19, 1986, to Triple Net Industrial Lease dated as of July 16, 1985 by and between MicroAge Computer Centers, Inc. and Southern Pacific Industrial Development Company (Incorporated by reference to Exhibit 10.41.2 to Registration Statement No. 33-45510)

10.58.3 Supplemental Agreement (Amendment No. 3), dated April 19, 1990, to Triple Net Industrial Lease dated as of July 16, 1985 by and between MicroAge Computer Centers, Inc. and Southern Pacific Industrial Development Company (Incorporated by reference to Exhibit 10.41.3 to Registration Statement No. 33-45510)

10.58.4 Amendment No. 4, dated July 2, 1990, to Triple Net Industrial Lease dated as of July 16, 1985 by and between MicroAge Computer Centers, Inc. Catellus Development Corporation (f/k/a Santa Fe Pacific Realty Corporation), successor by merger with Southern Pacific Industrial Development Company (Incorporated by reference to Exhibit 10.41.3 to Registration Statement No. 33-45510)

10.58.5 Lease Amendment, dated July 28, 1993, to Triple Net Industrial Lease dated as of July 16, 1985 by and between MicroAge Computer Centers, Inc. and Catellus Development Corporation (Incorporated by reference to Exhibit 10.41.3 to Registration Statement No. 33-45510)

10.58.6 Lease Amendment, dated December 21, 1993, to Triple Net Industrial Lease dated July 16, 1985 by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended May 1, 1994)

10.59 Standard Industrial/Commercial Single-Tenant Lease, dated January 18, 1995, by and between Chamberlain Family Trust dated September 21, 1979 d/b/a Chamberlain Enterprises and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for MicroAge, Inc. for the quarter ended January 29, 1995)

10.60 Lease, dated September 14, 1993, by and between MicroAge Computer Centers, Inc. and Amberjack, Ltd. (Incorporated by reference to
          Exhibit 10.30 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended September 30, 1993)

10.61 Land Purchase and Sale Agreement, dated as of August 8, 1996, by and between CMD Southwest, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.62 Single-Tenant Lease-Net, dated March 31, 1995, by and between Chamberlain Development, L.L.C. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended November 3,
          1996)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

10.62.1 First Amendment, dated as of August 29, 1995, to the Single-Tenant Lease-Net dated March 31, 1995 by and between Chamberlain Development, L.L.C. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.41.1 to the Annual Report on Form 10- K for MicroAge, Inc. for the fiscal year ended November 3, 1996)

10.63 Standard Industrial Lease, dated September 27, 1996, by and between Dermody Properties and MicroAge Logistics Services, Inc. (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended November 3, 1996)

10.64 Office Lease, dated as of August 15, 1997, by and between MicroAge Computer Centers, Inc. and WHCPS Real Estate Limited Partnership.

10.64.1 First Amendment to Office Lease, dated as of September 29, 1997, by and between MicroAge Computer Centers, Inc. and WHCPS Real Estate Limited Partnership.

11        EPS Calculation

21        List of Subsidiaries of MicroAge, Inc.

23        Consent of Independent Accountants

27        Financial Data Schedule

99.1      Private   Securities   Litigation  Reform  Act  of  1995  Safe  Harbor
          Compliance Statement for Forward-Looking Statements.

99.2 Common Stock Purchase and Sale Agreement, dated as of April 27, 1990, by and among MicroAge, Inc., Olivetti Holding N.V., Banstock Company Limited, The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Trust and Citizens and Southern Trust Company (Georgia), N.A., solely as Trustee of the ESOT and not in its individual capacity (Incorporated by reference to Exhibit 28.2 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

99.3 Company and Purchasers Rights Agreement, dated as of April 27, 1990, by and between MicroAge, Inc., Banstock Company Limited and Fred Israel (Incorporated by reference to Exhibit 28.3 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

99.4 Company and ESOT Rights Agreement, dated as of April 27, 1990, by and between MicroAge, Inc., The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Trust and Citizens and Southern Trust Company (Georgia), N.A., solely as Trustee of the ESOT and not in its individual capacity (Incorporated by reference to Exhibit 28.4 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

99.5 Parent Agreement, dated as of April 27, 1990, by and among MicroAge, Inc., Olivetti Holding N.V. and Kokudo Sangyo, Inc. (Incorporated by reference to Exhibit 28.5 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

99.6 Loan Agreement, dated as of April 27, 1990, by and between MicroAge, Inc., and Citizens and Southern Trust Company Georgia), N.A., as Trustee for The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Trust (Incorporated by reference to Exhibit 28.7 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

99.7      Nonrecourse  Promissory  Note,  dated as of April  27,  1990,  made by
          Citizens and Southern Trust Company as Trustee on behalf of The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Trust (Incorporated by reference to Exhibit 28.8 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

99.8 Stock Pledge Agreement, dated as of April 27, 1990, by and between MicroAge, Inc. and Citizens and Southern Trust Company (Georgia), N.A., as Trustee on behalf of The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Trust (Incorporated by reference to
          Exhibit 28.9 to the Current Report on Form 8-K for MicroAge, Inc. dated May 7, 1990)

99.9 Trust Agreement, dated December 30, 1994, by and between MicroAge, Inc. and First Interstate Bank of Arizona, N.A., as Trustee on behalf of The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust (Incorporated by reference to Exhibit 99.8 to the Annual Report on Form 10-K for MicroAge, Inc. for the fiscal year ended October 30, 1994)

(1) Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
--------------------------
(*)  Included only in manually signed original
                                       12