Form 10-Q
period 1998-02-01
MICROAGE INC /DE/
filed 1998-03-18
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)


      -------
         X       Quarterly  report  pursuant  to  Section  13 or 15  (d)  of the
      -------    Securities Exchange Act of 1934,

      For the quarterly period ended February 1, 1998 or

      -------
                 Transition  report  pursuant  to  Section  13 or  15(d)  of the
      -------    Securities Exchange Act of 1934

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

                                    Yes   X   No
                                         ---

      The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at March 12, 1998 was 19,588,674.

                                      INDEX

                                 MICROAGE, INC.


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets -- February 1, 1998 and November 2, 1997.

           Consolidated statements of operations -- Quarters ended February 1, 1998 and February 2, 1997.

           Consolidated statements of cash flows -- Quarters ended February 1, 1998 and February 2, 1997.

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

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)


                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                                Assets
                                                                       February 1,        November 2,
                                                                           1998               1997
                                                                       -----------        -----------
Current assets:
     Cash and cash equivalents                                         $    39,189        $    24,029
     Accounts and notes receivable, net                                    281,461            341,124
     Inventory, net                                                        600,361            478,532
     Other                                                                  11,183             11,662
                                                                       -----------        -----------
          Total current assets                                             932,194            855,347

Property and equipment, net                                                 85,731             73,975
Intangible assets, net                                                      70,412             43,766
Other                                                                       13,877             12,826
                                                                       -----------        -----------
          Total assets                                                 $ 1,102,214        $   985,914
                                                                       ===========        ===========

                                 Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                  $   732,986        $   680,648
     Accrued liabilities                                                    18,470             22,527
     Current portion of long-term obligations                                3,027              2,744
     Other                                                                   3,517              3,951
                                                                       -----------        -----------
          Total current liabilities                                        758,000            709,870

Line of credit                                                              69,650             30,650
Long-term obligations                                                        4,802              4,537
Other long-term liabilities                                                  8,884              1,239

Stockholders' equity:
     Preferred stock, par value $1.00 per share;
          Shares authorized: 5,000,000
          Issued and outstanding:  none                                          -                  -
     Common stock, par value $.01 per share;
          Shares authorized: 40,000,000
          Issued: February 1, 1998 - 19,574,852
                  November 2, 1997 - 18,451,653                                196                184
     Additional paid-in capital                                            174,468            148,329
     Retained earnings                                                      86,380             91,922
     Treasury stock, at cost;
          Shares: February 1, 1998 - 16,378
                  November 2, 1997 - 80,378                                   (166)              (817)
                                                                       -----------        -----------
          Total stockholders' equity                                       260,878            239,618
                                                                       -----------        -----------
          Total liabilities and stockholders' equity                   $ 1,102,214        $   985,914
                                                                       ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                                                  Quarter ended
                                                                           ---------------------------
                                                                           February 1,     February 2,
                                                                               1998            1997
                                                                           -----------     -----------
Revenue                                                                    $ 1,179,011     $   897,420

Cost of sales                                                                1,105,186         834,510
                                                                           -----------     -----------

Gross profit                                                                    73,825          62,910

Operating expenses                                                              73,061          49,273
                                                                           -----------     -----------

Operating income                                                                   764          13,637

Other expenses - net                                                            10,239           4,881
                                                                           -----------     -----------

Income (loss) before income taxes                                               (9,475)          8,756

Income tax provision (benefit)                                                  (4,061)          3,719
                                                                           -----------     -----------

Net income (loss)                                                          ($    5,414)    $     5,037
                                                                           ===========     ===========

Net income (loss) per common and common equivalent share:
          Basic                                                            ($     0.28)    $      0.29
                                                                           ===========     ===========

          Diluted                                                          ($     0.28)    $      0.28
                                                                           ===========     ===========

Weighted average common and common equivalent shares outstanding:
          Basic                                                                 19,456          17,174
                                                                           ===========     ===========

          Diluted                                                               19,456          18,160
                                                                           ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                                    Quarter ended
                                                                             --------------------------
                                                                             February 1,    February 2,
                                                                                 1998           1997
                                                                             -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                          $    (5,414)   $     5,037
  Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization                                               8,042          5,749
       Provision for losses on accounts and notes receivable                       2,300          1,694
       Changes in assets and liabilities, net of business acquisitions:
          Accounts and notes receivable                                           84,545         67,643
          Inventory                                                             (112,240)      (149,237)
          Other current assets                                                       661            588
          Other assets                                                            (5,953)          (961)
          Accounts payable                                                        17,943        (10,121)
          Accrued liabilities                                                     (7,045)           146
          Other liabilities                                                        7,819          8,869
                                                                             -----------    -----------
     Net cash used in operating activities                                        (9,342)       (70,593)

Cash flows from investing activities:
  Purchases of property and equipment                                            (15,401)        (5,928)
                                                                             -----------    -----------
     Net cash used in investing activities                                       (15,401)        (5,928)

Cash flows from financing activities:
  Proceeds from issuance of stock - stock option and
     employee stock purchase plans                                                 1,802          2,628
  Net borrowings under line of credit                                             39,000         62,735
  Amounts received from ESOT                                                        --              123
  Shareholder distributions - pooled companies                                      (128)          --
  Net change in long-term obligations                                               (771)           899
                                                                             -----------    -----------
     Net cash provided by financing activities                                    39,903         66,385
                                                                             -----------    -----------
Net increase (decrease) in cash and cash equivalents                              15,160        (10,136)

Cash and cash equivalents at beginning of period                                  24,029         22,261
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $    39,189    $    12,125
                                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Operating results for the quarter ended February 1, 1998 are not necessarily indicative of the results that may be expected for the year ending November 1, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 2, 1997.

On November 14, 1997, the Company issued shares of its common stock in exchange for all of the outstanding shares of a reseller. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the acquired company for all periods presented.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands).


           Quarter ended February 2, 1997:

                          MicroAge, Inc.    Acquired Co.     Combined
                          --------------    ------------     --------

           Revenue           $890,748         $  6,672       $897,420
           Net income        $  4,857         $    180       $  5,037



NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                             Quarters ended
                                       --------------------------

                                       February 1,    February 2,
                                           1998           1997
                                       -----------    -----------

           Interest expense            $     2,346    $       595
           Expenses from sales of
            accounts receivable              5,577          4,264
           Amortization expense              1,415            392
           Other                               901           (370)
                                       -----------    -----------

                                       $    10,239    $     4,881
                                       ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Certain statements contained in this Item may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of revenue and net income and issues that may affect revenue or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: intense competition; narrow margins; dependence on supplier incentive funds; product supply and dependence on key vendors; potential fluctuations in quarterly results; risks of declines in inventory values; no assurance of successful acquisitions or investments; the capital intensive nature of the Company's business; dependence on information systems; year 2000 issues; dependence on independent shipping companies; rapid technological change; and possible volatility of stock price. Reference is made to Exhibit 99.1 of the Company's Report on Form 10-K for the year ended November 2, 1997 for additional discussion of the foregoing factors. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

On November 14, 1997, the Company issued shares of its common stock in exchange for all of the outstanding shares of a reseller location. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the acquired company for all periods presented.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                                  Quarter ended
                                    -----------------------------------------------------------------------------
                                       Feb. 1,          Nov. 2,         Aug. 3,         May 4,          Feb. 2,
                                        1998             1997            1997            1997            1997
                                        ----             ----            ----            ----            ----
Revenue (in thousands)              $  1,179,011     $  1,331,502    $  1,161,839    $  1,101,107    $    897,420
Cost of sales                               93.7%            93.1%           92.8%           92.9%           93.0%
                                    ------------     ------------    ------------    ------------    ------------
Gross profit                                 6.3              6.9             7.2             7.1             7.0

Operating expenses                           6.2              5.3             5.6             5.4             5.5
                                    ------------     ------------    ------------    ------------    ------------
Operating income                             0.1              1.6             1.6             1.7             1.5

Other expenses - net                         0.9              0.6             0.6             0.7             0.5
                                    ------------     ------------    ------------    ------------    ------------
Income (loss) before income taxes           (0.8)             1.0             1.0             1.0             1.0

Income tax provision (benefit)              (0.3)             0.4             0.4             0.4             0.4
                                    ============     ============    ============    ============    ============
Net income (loss)                           (0.5)%            0.6%            0.6%            0.6%            0.6%
                                    ============     ============    ============    ============    ============

Total Revenue. Total revenue of $1.2 billion increased $282 million, or 31%, for the quarter ended February 1, 1998 as compared to the quarter ended February 2, 1997. This revenue increase included a $197 million, or 37%, increase in distribution business revenue and an $84 million, or 23%, increase in systems integration business revenue. The increase in revenue was attributable to sales to resellers added since February 2, 1997, increased demand for the Company's major suppliers' products, the Company's addition of new product offerings, the growth of the microcomputer products industry and acquisitions of reseller locations.

Total revenue decreased $152 million, or 12%, when compared to the quarter ended November 2, 1997. This revenue decrease included a $108 million, or 13%, decrease in distribution business revenue and a $43 million, or 9%, decrease in systems integration business revenue. The distribution business was impacted by competitive issues (see Gross Profit Percentage below) and the integration business was impacted by issues related to the purchases of company-owned locations. During the calendar year ended December 31, 1997, the Company added 32 company-owned locations. The process of assimilating the new locations diverted management time from sales and profit momentum to internal systems and organizational issues.

Gross Profit Percentage. The Company's gross profit percentage was 6.3% for the quarter ended February 1, 1998 and 7.0% for the quarter ended February 2, 1997.

The decrease in the Company's gross profit percentage was primarily in the Company's distribution business. In an effort to reduce inventory levels and reduce price protection risk, the Company initially decided not to participate in inventory buy-in opportunities offered by certain key suppliers in the first fiscal quarter of 1998. Certain competitors that did participate in the buy-in opportunities received more of the products that were in high demand and had supplier incentive funds which allowed them to aggressively price products to customers. This affected both the Company's sales volume and margins as prices were reduced to maintain market share. In response to the competitive situation, the Company did elect to participate in the buy-in opportunities mid-way through the quarter, however, executing these buy-ins mid-quarter resulted in the Company not achieving certain suppliers' sales out objectives, which would have generated additional incentive funds.

Operating Expenses. As a percentage of revenue, operating expenses were 6.2% for the quarter ended February 1, 1998 compared to 5.5% for the quarter ended February 2, 1997. Operating expenses increased $23.8 million to $73.1 million for the quarter ended February 1, 1998, as compared to the quarter ended February 2, 1997. The increase in operating expenses was primarily attributable to acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other businesses), increased spending in support of electronic commerce initiatives and capacity expansion in personnel, systems and facilities.

Other Expenses - Net. Other expenses - net increased to $10.3 million for the quarter ended February 1, 1998 from $4.9 million for the quarter ended February 2, 1997. This increase was primarily due to increases in average daily borrowings to support higher inventory and accounts receivable levels and to increased amortization expense associated with goodwill from acquisitions.

Supplier Incentive Funds

The Company receives funds from certain suppliers which are earned through marketing programs or meeting purchasing or other objectives established by the supplier. A large portion of the incentives are passed on to the Company's customers. However, a portion of the incentives positively impact the Company's income. There can be no assurance that these programs will be continued by the suppliers. A substantial reduction in the supplier funds available to the Company would have an adverse effect on the Company's results of operations.

Subsequent Event

In February, 1998, the Company announced a plan to restructure the Company into two independent businesses - a distribution business and an integration business. These businesses will have separate management teams, will operate autonomously in their respective marketplaces, and will contract with headquarters for a limited number of services, such as payroll processing, employee benefits and information services. Restructuring and other one-time charges will be recognized in the second quarter of fiscal 1998 to reflect employee termination benefits and other costs related to the restructuring. The amount of the charges has not yet been determined.

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

The Company has acquired or invested in, and intends to acquire or invest in, resellers to increase core service competencies, expand the Company's geographic coverage in key market areas, and strengthen the Company's direct relationships with end-user customers. During the quarter ended February 1, 1998, the Company completed three acquisitions in exchange for 1,632,382 shares of common stock. See Part II, Item 2(c) below for additional information about these acquisitions. The Company's future acquisitions or investments may be made utilizing cash, stock, or a combination of cash and stock.

Cash used in operating activities was $9 million for the quarter ended February 1, 1998 as compared to $71 million for the quarter ended February 2, 1997. The decrease was primarily due to a change in cash used by inventory and accounts payable. During the quarter ended February 1, 1998, $94 million was used in operating activities for inventory and accounts payable compared to $159 million during the quarter ended February 2, 1997. In addition, cash provided by accounts receivable increased from $68 million to $85 million.

The number of days cost of sales in ending inventory increased from 35 days at November 2, 1997 to 49 days at February 1, 1998. This increase in inventory was due to inventory buy-ins executed during the quarter (see discussion above under Gross Profit Percentage). The number of days' cost of sales in ending accounts payable increased from 49 days at November 2, 1997 to 60 days at February 1, 1998. The number of days' sales in ending accounts receivable was 22 days at February 1, 1998 and November 2, 1997. The receivables days adjusted for sold receivables were 45 days and 41 days at February 1, 1998 and November 2, 1997, respectively.

Cash used in investing activities increased from $6 million during the quarter ended February 2, 1997 to $15 million during the quarter ended February 1, 1998 due to increased purchases of property and equipment as a result of increased spending for electronic commerce initiatives and capacity expansion in systems and facilities.

Cash provided by financing activities was $40 million during the quarter ended February 1, 1998 compared to $66 million during the quarter ended February 1, 1997. This change was primarily due to a smaller increase in borrowings under the Company's line of credit.

The Company maintains three financing agreements (the "Agreements") with financing facilities totaling $675 million. The Agreements include an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At February 1, 1998, the net amount of sold accounts receivable was $296 million.

The Inventory Facilities provide for borrowings up to $325 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") of $175 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $150 million. Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. Amounts borrowed under the Supplemental Line of Credit may remain outstanding until the expiration date of the Agreements (August 2000). No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At February 1, 1998, the Company had $47 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and $70 million outstanding under the Supplemental Line of Credit.

Of the $675 million of financing capacity represented by the Agreements, $262 million was unused as of February 1, 1998. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including tangible net worth requirements and ratios of debt to tangible net worth and current assets to current liabilities. At February 1, 1998, the Company was in compliance with these covenants.

In addition to the financing facilities discussed above, the Company maintains an accounts receivable purchase agreement (the "Purchase Agreement") with a commercial credit corporation (the "Buyer") whereby the Buyer agrees to purchase, from time to time at its option, on a limited recourse basis, certain accounts receivable of the Company. Under the terms of the Purchase Agreement, no finance charges are assessed if the accounts are settled within forty days. At February 1, 1998, the net amount of sold accounts receivable under the Purchase Agreement was $6.1 million.

The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

The unavailability of a significant portion of, or the loss of, the Agreements or trade credit from suppliers would have a material adverse effect on the Company.

Although the Company has no material capital commitments, the Company expects to make capital expenditures of approximately $5 to $10 million during the second quarter of fiscal 1998.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.

Part II. OTHER INFORMATION

Item 2. Changes in Securities

(a)      None

(b)      None

(c) On November 5, 1997, the Company issued 814,458 shares of Common Stock to three individuals in connection with their sale to the Company of a previously franchised corporate reseller. On November 14, 1997, the Company issued 601,724 shares of Common Stock to four individuals in connection with their sale to the Company of a previously franchised corporate reseller. On November 17, 1997, the Company issued 207,200 shares of Common Stock to two individuals in connection with their sale to the Company of a previously franchised corporate reseller.

         In each of the above transactions, the sale of the Common Stock was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act for transactions not involving a public offering, based on the fact that the Common Stock was offered and sold to a limited number of investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 MicroAge, Inc. Compensation Trust dated February 1, 1998 by and between MicroAge, Inc. and Northern Trust Bank of Arizona, N.A.

                  10.2 Endorsement Split-Dollar Insurance Agreement dated November 25, 1997 by and between MicroAge, Inc. and Jeffrey D. McKeever

                  11       EPS Detail Calculation

                  27       Financial Data Schedule

         (b) During the quarter ended February 1, 1998, the Company filed one report on Form 8-K, dated and filed December 10, 1997, pursuant to Items 5 and 7, to file a copy of the Company's press release entitled, "Strong Fourth Quarter Highlights Fiscal 1997 Financial Results."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MICROAGE, INC.
                                           (Registrant)




Date:  3-17-98                        By:

                                           /s/ Jeffrey D. McKeever
                                           -------------------------------------
                                           Jeffrey D. McKeever
                                           Chairman of the Board and
                                           Chief Executive Officer

Date:  3-17-98                        By:

                                           /s/ James R. Daniel
                                           -------------------------------------
                                           James R. Daniel
                                           Senior Vice President
                                           Chief Financial Officer and Treasurer