Form 10-Q
period 1998-05-03
MICROAGE INC /DE/
filed 1998-06-17
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


-------
   X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-------  Exchange Act of 1934,

For the quarterly period ended May 3, 1998 or

-------
         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

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

                               Yes ~ x ~ No ~   ~

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at May 31, 1998 was 19,605,311.

                                      INDEX

                                 MICROAGE, INC.


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated balance sheets -- May 3, 1998 and November 2, 1997.

               Consolidated statements of operations -- Quarters ended May 3, 1998 and May 4, 1997; 26 weeks ended May 3, 1998 and May 4, 1997.

               Consolidated statements of cash flows -- 26 weeks ended May 3, 1998 and May 4, 1997.

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

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)


                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                              Assets
                                                                     May 3,           November 2,
                                                                      1998               1997
                                                                  ------------       ------------
Current assets:
     Cash and cash equivalents                                    $     37,204       $     24,029
     Accounts and notes receivable, net                                395,782            341,124
     Inventory, net                                                    517,459            478,532
     Other                                                              15,688             11,662
                                                                  ------------       ------------
         Total current assets                                          966,133            855,347

Property and equipment, net                                             92,326             73,975
Intangible assets, net                                                  69,299             43,766
Other                                                                   13,727             12,826
                                                                  ------------       ------------
         Total assets                                             $  1,141,485       $    985,914
                                                                  ============       ============

                               Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                             $    837,097       $    680,648
     Accrued liabilities                                                24,906             22,527
     Current portion of long-term obligations                            3,035              2,744
     Other                                                               6,021              3,951
                                                                  ------------       ------------
         Total current liabilities                                     871,059            709,870

Line of credit                                                            --               30,650
Long-term obligations                                                    5,474              4,537
Other long-term liabilities                                              8,993              1,239

Stockholders' equity:
     Preferred stock, par value $1.00 per share;
         Shares authorized: 5,000,000
         Issued and outstanding: none                                     --                 --
     Common stock, par value $.01 per share;
         Shares authorized: 40,000,000
         Issued: May 3, 1998      - 19,620,539
                 November 2, 1997 - 18,451,653                             196                184
     Additional paid-in capital                                        174,805            148,329
     Retained earnings                                                  81,124             91,922
     Treasury stock, at cost;
         Shares: May 3, 1998      - 16,378
                 November 2, 1997 - 80,378                                (166)              (817)
                                                                  ------------       ------------
         Total stockholders' equity                                    255,959            239,618
                                                                  ------------       ------------
         Total liabilities and stockholders' equity               $  1,141,485       $    985,914
                                                                  ============       ============

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                        Quarter ended                26 weeks ended
                                                  --------------------------   --------------------------
                                                     May 3,         May 4,        May 3,         May 4,
                                                      1998           1997          1998           1997
                                                  -----------    -----------   -----------    -----------
Revenue                                           $ 1,326,950    $ 1,101,107   $ 2,505,961    $ 1,998,527

Cost of sales                                       1,242,369      1,022,938     2,347,555      1,857,448
                                                  -----------    -----------   -----------    -----------

Gross profit                                           84,581         78,169       158,406        141,079

Operating and other expenses
  Operating expenses                                   79,652         59,612       152,713        108,885
  Restructuring and other one-time charges              5,600           --           5,600           --
                                                  -----------    -----------   -----------    -----------

     Total                                             85,252         59,612       158,313        108,885
                                                  -----------    -----------   -----------    -----------

Operating income (loss)                                  (671)        18,557            93         32,194

Other expenses - net                                    8,469          7,422        18,708         12,303
                                                  -----------    -----------   -----------    -----------

Income (loss) before income taxes                      (9,140)        11,135       (18,615)        19,891

Income tax provision (benefit)                         (3,885)         4,568        (7,946)         8,287
                                                  -----------    -----------   -----------    -----------

Net income (loss)                                 $    (5,255)   $     6,567   $   (10,669)   $    11,604
                                                  ===========    ===========   ===========    ===========

Net income (loss) per common and common
  equivalent share:
       Basic                                      $     (0.27)   $      0.38   $     (0.54)   $      0.67
                                                  ===========    ===========   ===========    ===========

       Diluted                                    $     (0.27)   $      0.37   $     (0.54)   $      0.64
                                                  ===========    ===========   ===========    ===========

Weighted average common and common
  equivalent shares outstanding:
       Basic                                           19,584         17,336        19,520         17,255
                                                  ===========    ===========   ===========    ===========

       Diluted                                         19,584         17,876        19,520         18,061
                                                  ===========    ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                              26 weeks ended
                                                                          ----------------------
                                                                            May 3,       May 4,
                                                                             1998         1997
                                                                          ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                                       $ (10,669)   $  11,604
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                                         17,749       11,735
       Provision for losses on accounts and notes receivable                  6,630        3,370
       Changes in assets and liabilities, net of business acquisitions:
          Accounts and notes receivable                                     (34,106)       8,814
          Inventory                                                         (29,338)    (137,901)
          Other current assets                                               (3,844)        (168)
          Other assets                                                       (6,315)      (4,398)
          Accounts payable                                                  122,054       69,291
          Accrued liabilities                                                   630       (2,894)
          Other liabilities                                                   9,193        8,353
                                                                          ---------    ---------
     Net cash provided by (used in) operating activities                     71,984      (32,194)

Cash flows from investing activities:
  Purchases of property and equipment                                       (28,232)     (18,699)
                                                                          ---------    ---------
     Net cash used in investing activities                                  (28,232)     (18,699)

Cash flows from financing activities:
  Proceeds from issuance of stock - stock option and
     employee stock purchase plans                                            2,139        2,722
  Net borrowings (payments) under line of credit                            (30,650)      46,500
  Amounts received from ESOT                                                   --            207
  Shareholder distributions - pooled companies                                 (129)        --
  Net change in long-term obligations                                        (1,937)       3,989
                                                                          ---------    ---------
     Net cash provided by (used in) financing activities                    (30,577)      53,418
                                                                          ---------    ---------
Net increase in cash and cash equivalents                                    13,175        2,525

Cash and cash equivalents at beginning of period                             24,029       22,261
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $  37,204    $  24,786
                                                                          =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Operating results for the 26 weeks ended May 3, 1998 are not necessarily indicative of the results that may be expected for the year ending November 1, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 2, 1997.

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


         Quarter ended May 4, 1997:

                        MicroAge, Inc.    Acquired Co.       Combined
                        --------------    ------------       --------

         Revenue          $1,086,018       $   15,089       $1,101,107
         Net income       $    6,244       $      323       $    6,567



         26 weeks ended May 4, 1997:

                        MicroAge, Inc.    Acquired Co.       Combined
                        --------------    ------------       --------

         Revenue          $1,976,766       $   21,761       $1,998,527
         Net income       $   11,101       $      503       $   11,604

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                     Quarters ended         26 weeks ended
                                  -------------------    -------------------
                                   May 3,     May 4,      May 3,     May 4,
                                    1998       1997        1998       1997
                                  --------   --------    --------   --------
         Interest expense         $    988   $  2,316    $  3,333   $  2,911
         Expenses from sales of
          accounts receivable        4,993      4,737      10,570      9,001
         Amortization expense        1,366        470       2,776        862
         Other                       1,122       (101)      2,029       (471)
                                  --------   --------    --------   --------

                                  $  8,469   $  7,422    $ 18,708   $ 12,303
                                  ========   ========    ========   ========


NOTE C - RESTRUCTURING AND OTHER ONE-TIME CHARGES

In February, 1998, the Company initiated a plan to restructure the Company into two independent businesses - a distribution business operated through a wholly-owned subsidiary, Pinacor, Inc. ("Pinacor") and an integration business operated through a wholly-owned subsidiary, MicroAge Integration Co. ("Integration"). In connection with this plan, the Company recorded $5.6 million of restructuring and other one-time charges ($3.2 million, or $0.16 per share, after taxes) during the second quarter of fiscal 1998.

The restructuring and other one-time charges included $3.6 million for employee termination benefits, $1.1 million for the closing and consolidation of redundant locations, and $0.9 million for other costs related to the restructuring, primarily one-time costs incurred in establishing Pinacor and Integration as separate businesses. The charges associated with employee termination benefits consist primarily of severance pay for approximately 250 associates. The reductions occurred in virtually all areas of the Company and were completed by May 3, 1998. As of May 3, 1998, $1.9 million remained in accrued liabilities representing: $0.7 million related to employee termination benefits; $0.9 million related to facility closings; and $0.3 million primarily related to costs of establishing Pinacor and Integration as separate businesses.

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

On November 14, 1997, the Company issued shares of its common stock in exchange for all of the outstanding shares of a reseller location. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the acquired company for all periods presented. See Note A of Notes to Consolidated Financial Statements (Unaudited) for additional information.

In February, 1998, the Company initiated a plan to restructure the Company into two independent businesses - a distribution business operated through a wholly-owned subsidiary, Pinacor, Inc. ("Pinacor") and an integration business operated through a wholly-owned subsidiary, MicroAge Integration Co. ("Integration"). These businesses now have separate management teams, operate autonomously in their respective marketplaces, and contract with headquarters for a limited number of services, such as payroll processing, employee benefits and information services. See "Restructuring and Other One-Time Charges" below. In May, 1998, the Company announced that it had retained an investment banking firm to help explore financial options for Pinacor designed to enhance shareholder value.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                                      Quarter ended
                                    ------------------------------------------------------------------------------
                                       May 3,           Feb. 1,          Nov. 2,         Aug. 3,         May 4,
                                        1998             1998             1997            1997            1997
                                    ------------     ------------     ------------    ------------    ------------

Revenue (in thousands)              $  1,326,950     $  1,179,011     $  1,331,502    $  1,161,839    $  1,101,107
Cost of sales                               93.6%            93.7%            93.1%           92.8%           92.9%
                                    ------------     ------------     ------------    ------------    ------------
Gross profit                                 6.4              6.3              6.9             7.2             7.1

Operating expenses                           6.0              6.2              5.3             5.6             5.4
Restructuring and other                      0.4              0.0              0.0             0.0             0.0
one-time charges
                                    ------------     ------------     ------------    ------------    ------------
Operating income                             0.0              0.1              1.6             1.6             1.7

Other expenses - net                         0.6              0.9              0.6             0.6             0.7
                                    ------------     ------------     ------------    ------------    ------------
Income (loss) before income taxes           (0.7)            (0.8)             1.0             1.0             1.0

Income tax provision (benefit)              (0.3)            (0.3)             0.4             0.4             0.4
                                    ------------     ------------     ------------    ------------    ------------
Net income (loss)                           (0.4)%           (0.5)%            0.6%            0.6%            0.6%
                                    ============     ============     ============    ============    ============


Total Revenue. Total revenue of $1.3 billion increased $226 million, or 21%, for the quarter ended May 3, 1998 as compared to the quarter ended May 4, 1997. This revenue increase included a $176 million (before intercompany eliminations), or 17%, increase in Pinacor (distribution business) revenue and a $74 million, or 19%, increase in Integration revenue. The increase in revenue was attributable to sales to resellers added since May 4, 1997, increased demand for the Company's major suppliers' products, the Company's addition of new product offerings, the growth of the microcomputer products industry and acquisitions of reseller locations. This increase was partially offset by an increase in eliminations of intercompany sales.

Total revenue increased $507 million, or 25%, for the 26 weeks ended May 3, 1998 as compared to the 26 weeks ended May 4, 1997. This revenue increase included a $422 million (before intercompany eliminations), or 23% increase in Pinacor revenue and a $192 million, or 27% increase in Integration revenue. This increase was partially offset by an increase in eliminations of intercompany sales.

Gross Profit Percentage. The Company's gross profit percentage was 6.4% for the quarter ended May 3, 1998 and 7.1% for the quarter ended May 4, 1997. The gross profit percentage was 6.3% for the 26 weeks ended May 3, 1998 as compared to 7.1% for the 26 weeks ended May 4, 1997.

The decrease in the Company's gross profit percentage was due to several factors. In Pinacor, the Company's distribution business, gross margins on sales to reseller customers decreased due to increased competitive pressures. In addition, supplier incentive funds were lower as a percentage of total Pinacor revenue and net freight expense increased as a percentage of revenue. The freight expense increase as a percentage of revenue was primarily due to a decrease in the average selling price per pound of product shipped. In Integration, margins on product sales to end-user customers decreased due to competitive pricing pressures. The decrease in Integration product margins was partially offset by an increase in service revenue, which has higher gross margins than product revenue.

Operating Expenses. As a percentage of revenue, operating expenses were 6.0% for the quarter ended May 3, 1998 compared to 5.4% for the quarter ended May 4, 1997. Operating expenses increased $20 million to $80 million for the quarter ended May 3, 1998, as compared to the quarter ended May 4, 1997. Operating expenses increased from $109 million, or 5.5% of revenue, for the 26 weeks ended May 4, 1997 to $153 million, or 6.1% of revenue, for the 26 weeks ended May 3, 1998. The increase in operating expenses was primarily in Integration, and was attributable to acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other businesses), the costs associated with assimilating these acquisitions, start-up costs of several new locations, and the build-up of infrastructure associated with Integration's increasing levels of service revenue.

Restructuring and Other One-time Charges. In connection with the restructuring plan discussed above, the Company recorded a $5.6 million charge ($3.2 million, or $0.16 per share, after taxes) for the second quarter of fiscal 1998. The restructuring and other one-time charges included $3.6 million for employee termination benefits, $1.1 million for the closing and consolidation of redundant locations and $0.9 million for other costs related to the restructuring, primarily one-time costs incurred in establishing Pinacor and Integration as separate businesses. The charges associated with employee termination benefits consist primarily of severance pay for approximately 250 associates. The reductions occurred in virtually all areas of the Company and were substantially completed by May 3, 1998.

Other Expenses - Net. Other expenses - net increased to $8.5 million for the quarter ended May 3, 1998 from $7.4 million for the quarter ended May 4, 1997. Other expenses - net increased to $18.7 million for the 26 weeks ended May 3, 1998 from $12.3 million for the 26 weeks ended May 4, 1997. This increase was primarily due to increases in average daily borrowings to support higher inventory and accounts receivable levels and to increased amortization expense associated with goodwill from acquisitions.

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

Cash provided by operating activities was $72 million for the 26 weeks ended May 3, 1998 as compared to cash used of $32 million for the 26 weeks ended May 4, 1997. The increase was primarily due to a change in cash provided by inventory and accounts payable. During the 26 weeks ended May 3, 1998, $93 million was provided by changes in inventory and accounts payable compared to $69 million used by changes in inventory and accounts payable during the 26 weeks ended May 4, 1997. This was partially offset by a change in cash used by accounts receivable. During the 26 weeks ended May 3, 1998, $34 million of cash was used by changes in accounts receivable compared to $9 million provided by changes in accounts receivable during the 26 weeks ended May 4, 1997.

The number of days cost of sales in ending inventory increased from 35 days at November 2, 1997 to 38 days at May 3, 1998. The number of days' cost of sales in ending accounts payable increased from 49 days at November 2, 1997 to 61 days at May 3, 1998. The number of days' sales in ending accounts receivable was 27 days at May 3, 1998 compared to 22 days at November 2, 1997. The receivables days adjusted for sold receivables were 43 days and 41 days at May 3, 1998 and November 2, 1997, respectively.

Cash used in investing activities increased from $19 million during the 26 weeks ended May 4, 1997 to $28 million during the 26 weeks ended May 3, 1998 due to increased purchases of property and equipment as a result of increased spending for electronic commerce initiatives and capacity expansion in systems and facilities.

Cash used in financing activities was $31 million during the 26 weeks ended May 3, 1998 compared to cash provided of $53 million during the 26 weeks ended May 3, 1997, primarily due to a change in net borrowings under the Company's line of credit between the periods.

The Company maintains three financing agreements (the "Agreements") with financing facilities totaling $800 million. The Agreements include an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At May 3, 1998, the net amount of sold accounts receivable was $233 million.

The Inventory Facilities provide for borrowings up to $450 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") of $300 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $150 million. Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. Amounts borrowed under the Supplemental Line of Credit may remain outstanding until the expiration date of the Agreements (August 2000). No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At May 3, 1998, the Company had $224 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and nothing outstanding under the Supplemental Line of Credit.

Of the $800 million of financing capacity represented by the Agreements, $343 million was unused as of May 3, 1998. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including tangible net worth requirements and ratios of debt to tangible net worth and current assets to current liabilities. At May 3, 1998, the Company was in compliance with these covenants.

In addition to the financing facilities discussed above, the Company maintains an accounts receivable purchase agreement (the "Purchase Agreement") with a commercial credit corporation (the "Buyer") whereby the Buyer agrees to purchase, from time to time at its option, on a limited recourse basis, certain accounts receivable of the Company. Under the terms of the Purchase Agreement, no finance charges are assessed if the accounts are settled within forty days. At May 3, 1998, the net amount of sold accounts receivable under the Purchase Agreement was $13.4 million.

The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

The unavailability of a significant portion of, or the loss of, the Agreements or trade credit from suppliers would have a material adverse effect on the Company.

Although the Company has no material capital commitments, the Company expects to make capital expenditures of approximately $5 to $10 million during the third quarter of fiscal 1998.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.
                                       12

PART II. OTHER INFORMATION



Item 4.           Submission of Matters to a Vote of Security Holders.

         (a)      The Annual Meeting of Stockholders was held on April 1, 1998.

         (b)(1) The following individuals were elected to the Board of Directors as Class III Directors for three-year terms expiring at the Company's Annual Meeting in 2001: Roy A. Herberger, Jr. and Cyrus F. Freidheim, Jr.

         (b)(2) The following individuals' terms continued after the Annual Meeting as Class II Directors. Their terms will expire at the Company's Annual Meeting in 2000: Jeffrey D. McKeever and Steven G. Mihaylo.

         (b)(3) The following individuals' terms continued after the Annual Meeting as Class I Directors. Their terms will expire at the Company's Annual Meeting in 1999: William H. Mallender and Lynda M. Applegate.

         (c) The matters submitted for vote at the Annual Meeting were as follows:

         (c)(1) Election of Class III Directors for three-year terms expiring at the Company's Annual Meeting in 2001. See Item 4(b)(1) above. The shares were voted as follows:


                            Nominee                     Number of Shares
                            -------                     ----------------

                      Roy A. Herberger, Jr.       For                 17,450,512
                                                  Withheld               383,423
                                                  Abstentions                -0-
                                                  Broker Non-votes           -0-


                      Cyrus F. Freidheim, Jr.     For                 17,452,559
                                                  Withheld               380,626
                                                  Abstentions                -0-
                                                  Broker Non-votes           -0-

         (c)(2) Approval of MicroAge, Inc. 1997 Long-Term Incentive Plan. The shares were voted as follows:

                                                  For                  7,374,804
                                                  Against              5,968,167
                                                  Abstentions            414,384
                                                  Broker Non-votes     4,085,580

         (c)(3) Approval of MicroAge, Inc. 1995 Director Incentive Plan, as amended. The shares were voted as follows:

                                                  For                 10,695,805
                                                  Against              2,748,006
                                                  Abstentions            426,334
                                                  Broker Non-votes     3,972,790

         (d)      None


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.1 MicroAge, Inc. 1995 Director Incentive Plan, as Amended, effective as of April 1, 1998

         10.2 MicroAge, Inc. 1997 Long-Term Incentive Plan, effective as of September 25, 1997, as approved by the Company's shareholders on April 1, 1998

         10.3 Seventh Amendment to the MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust, dated April 2, 1998.

         10.4 Eighth Amendment to the MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust, dated April 2, 1998.

         10.5     Non-Qualified   Stock  Option  Agreement  between  Jeffrey  D.
                  McKeever and MCCI Holding Company, effective as of May 2, 1998

         10.6 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., MicroAge Solutions, Inc., MCSA, Inc., MCSZ, Inc., MCSJ, Inc., MCSP, Inc., MCSQ, Inc., MCST, Inc., MCSR, Inc., MCSS, Inc., MicroAge Logistics Services, Inc., Complete Distribution, Inc., MicroAge Infosystems Services, Inc., Advanced Systems Consultants, Inc., PCClearance, Inc., Image Choice, Inc. and MCSY, Inc. (individually and collectively, "Seller") and Deutsche Financial Services Corporation ("Purchaser"), dated as of the 31st day of October, 1997.

         10.7 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., MicroAge Solutions, Inc., MCSA, Inc., MCSZ, Inc., MCSJ, Inc., MCSP, Inc., MCSQ, Inc., MCST, Inc., MCSR, Inc., MCSS, Inc., MicroAge Logistics Services, Inc., Complete Distribution, Inc., MicroAge Infosystems Services, Inc., Advanced Systems Consultants, Inc., PCClearance, Inc., Image Choice, Inc. and MCSY, Inc. (individually and collectively, "Seller") and Deutsche Financial Services Corporation ("Purchaser"), dated as of the 28th day of January, 1998.

         10.8 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., MicroAge Solutions, Inc., MCSA, Inc., MCSZ, Inc., MCSJ, Inc., MCSP, Inc., MCSQ, Inc., MCST, Inc., MCSR, Inc., MCSS, Inc., MicroAge Logistics Services, Inc., Complete Distribution, Inc., MicroAge Infosystems Services, Inc., Advanced Systems Consultants, Inc., PCClearance, Inc., Image Choice, Inc. and MCSY, Inc. (individually and collectively, "Seller") and Deutsche Financial Services Corporation ("Purchaser"), dated as of the 5th day of February, 1998.

         10.9 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., MicroAge Solutions, Inc., MCSA, Inc., MCSZ, Inc., MCSJ, Inc., MCSP, Inc., MCSQ, Inc., MCST, Inc., MCSR, Inc., MCSS, Inc., MicroAge Logistics Services, Inc., Complete Distribution, Inc., MicroAge Infosystems Services, Inc., Advanced Systems Consultants, Inc., PCClearance, Inc., Image Choice, Inc. and MCSY, Inc. (individually and collectively, "Seller") and Deutsche Financial Services Corporation ("Purchaser"), dated as of the 30th day of April, 1998.

         10.10 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and Deutsche Financial Services Corporation, dated as of the 31st day of March, 1997.

         10.11 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and Deutsche Financial Services Corporation, dated as of the 31st day of October, 1997.

         10.12 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and Deutsche Financial Services Corporation, dated as of the 28th day of January, 1998.

         10.13 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and Deutsche Financial Services Corporation, dated as of the 5th day of February, 1998.

         10.14 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc., Pinacor, Inc., and Deutsche Financial Services Corporation, dated as of the 30th day of April, 1998.

         10.15 Amendment #2 to Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and IBM Credit Corporation, dated as of August 25, 1997.

         10.16 Amendment #3 to Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and IBM Credit Corporation, dated as of March 13, 1998.

         10.17 Amendment #4 to Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc., Pinacor, Inc., and IBM Credit Corporation, dated as of April 30, 1998.


         (b) The Company did not file any Reports on Form 8-K during the quarter ended May 3, 1998.

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

10.1 MicroAge, Inc. 1995 Director Incentive Plan, as Amended, effective as of April 1, 1998

10.2 MicroAge, Inc. 1997 Long-Term Incentive Plan, effective as of September 25, 1997, as approved by the Company's shareholders on April 1, 1998.

10.3 Seventh Amendment to the MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust, dated April 2, 1998.

10.4 Eighth Amendment to the MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust, dated April 2, 1998.

10.5              Non-Qualified   Stock  Option  Agreement  between  Jeffrey  D.
                  McKeever and MCCI Holding Company, effective as of May 2, 1998(1).

10.6 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., MicroAge Solutions, Inc., MCSA, Inc., MCSZ, Inc., MCSJ, Inc., MCSP, Inc., MCSQ, Inc., MCST, Inc., MCSR, Inc., MCSS, Inc., MicroAge Logistics Services, Inc., Complete Distribution, Inc., MicroAge Infosystems Services, Inc., Advanced Systems Consultants, Inc., PCClearance, Inc., Image Choice, Inc. and MCSY, Inc. (individually and collectively, "Seller") and Deutsche Financial Services Corporation ("Purchaser"), dated as of the 31st day of October, 1997.

10.7 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., MicroAge Solutions, Inc., MCSA, Inc., MCSZ, Inc., MCSJ, Inc., MCSP, Inc., MCSQ, Inc., MCST, Inc., MCSR, Inc., MCSS, Inc., MicroAge Logistics Services, Inc., Complete Distribution, Inc., MicroAge Infosystems Services, Inc., Advanced Systems Consultants, Inc., PCClearance, Inc., Image Choice, Inc. and MCSY, Inc. (individually and collectively, "Seller") and Deutsche Financial Services Corporation ("Purchaser"), dated as of the 28th day of January, 1998.

10.8 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., MicroAge Solutions, Inc., MCSA, Inc., MCSZ, Inc., MCSJ, Inc., MCSP, Inc., MCSQ, Inc., MCST, Inc., MCSR, Inc., MCSS, Inc., MicroAge Logistics Services, Inc., Complete Distribution, Inc., MicroAge Infosystems Services, Inc., Advanced Systems Consultants, Inc., PCClearance, Inc., Image Choice, Inc. and MCSY, Inc. (individually and collectively, "Seller") and Deutsche Financial Services Corporation ("Purchaser"), dated as of the 5th day of February, 1998.

10.9 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., MicroAge Solutions, Inc., MCSA, Inc., MCSZ, Inc., MCSJ, Inc., MCSP, Inc., MCSQ, Inc., MCST, Inc., MCSR, Inc., MCSS, Inc., MicroAge Logistics Services, Inc., Complete Distribution, Inc., MicroAge Infosystems Services, Inc., Advanced Systems Consultants, Inc., PCClearance, Inc., Image Choice, Inc. and MCSY, Inc. (individually and collectively, "Seller") and Deutsche Financial Services Corporation ("Purchaser"), dated as of the 30th day of April, 1998.

10.10 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and Deutsche Financial Services Corporation, dated as of the 31st day of March, 1997.

10.11 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and Deutsche Financial Services Corporation, dated as of the 31st day of October, 1997.

10.12 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and Deutsche Financial Services Corporation, dated as of the 28th day of January, 1998.

10.13 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and Deutsche Financial Services Corporation, dated as of the 5th day of February, 1998.

10.14 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc., Pinacor, Inc., and Deutsche Financial Services Corporation, dated as of the 30th day of April, 1998.

10.15 Amendment #2 to Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and IBM Credit Corporation, dated as of August 25, 1997.

10.16 Amendment #3 to Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and IBM Credit Corporation, dated as of March 13, 1998.

10.17 Amendment #4 to Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc., Pinacor, Inc., and IBM Credit Corporation, dated as of April 30, 1998.

--------------------
(1) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MICROAGE, INC.
                                           (Registrant)



Date:   June 16, 1998             By:      /s/ Jeffrey D. McKeever
                                           --------------------------------
                                           Jeffrey D. McKeever
                                           Chairman of the Board and
                                           Chief Executive Officer



Date:   June 16, 1998             By:      /s/ James R. Daniel
                                           --------------------------------
                                           James R. Daniel
                                           Senior Vice President
                                           Chief Financial Officer and Treasurer