Form 10-K/A
period 1997-11-02
MICROAGE INC /DE/
filed 1998-07-01
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 1

    (Mark One)

     ---------
         X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     ---------   EXCHANGE ACT OF 1934
                 For the fiscal year ended November 2, 1997.

     ---------
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     ---------   SECURITIES EXCHANGE ACT OF 1934.
                 For the transition period from ___________ to ____________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ~ x ~ No ~   ~

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $287,298,865 at June 26, 1998, based on the closing market price of the Common Stock on such date, as reported by the Nasdaq Stock Market.

     The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at June 26, 1998 was 19,986,008.

This Form 10K/A No. 1. for MicroAge, Inc. (the "Company") is being filed pursuant to Regulation S-K Item 601(c)(2)(iii) to amend the Financial Data Schedules for the three fiscal years and the interim periods for the two fiscal years ended November 2, 1997 due to the Company's adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which the Company adopted in the first quarter of fiscal 1998, and due to several acquisitions which have been accounted for as poolings of interest. The Company's financial statements and EPS for prior periods have been restated to comply with the new standard and to include the accounts and operations of the acquired companies. Accordingly, Exhibit 27 to the Form 10-K of the Company is being replaced by Exbibits 27.1, 27.2, and 27.3 included in this Form 10-K/A No. 1.

                                  EXHIBIT INDEX

EX-27.1 Restated Financial Data Schedule as of and for the year ended October 29, 1995.

EX-27.2 Restated Financial Data Schedule as of and for the year ended November 3, 1996.

EX-27.3 Restated Financial Data Schedule as of and for the year ended November 2, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, theunto duly authorized.

                                           MICROAGE, INC.
                                           (Registrant)


Date:  June 30, 1998                   By:
                                           /s/ Jeffrey D. McKeever
                                           -------------------------------------
                                           Jeffrey D. McKeever
                                           Chairman of the Board and
                                           Chief Executive Officer

Date:  June 30, 1998                   By:
                                           /s/  James R. Daniel
                                           -------------------------------------
                                           James R. Daniel
                                           Senior Vice President
                                           Chief Financial Officer and Treasurer