Form 10-Q
period 1998-08-02
MICROAGE INC /DE/
filed 1998-09-16
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


-------
   X         Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-------      Exchange Act of 1934,

For the quarterly period ended August 2, 1998 or

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

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at August 31, 1998 was 20,162,233.

                                      INDEX

                                 MICROAGE, INC.


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated  balance  sheets -- August 2, 1998 and  November  2,
               1997.

               Consolidated statements of operations -- Quarters ended August 2, 1998 and August 3, 1997; 39 weeks ended August 2, 1998 and August 3, 1997.

               Consolidated statements of cash flows -- 39 weeks ended August 2, 1998 and August 3, 1997.

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

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)





                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                                Assets
                                                           August 2,     November 2,
                                                             1998           1997
                                                          -----------    -----------
Current assets:
       Cash and cash equivalents                          $    43,700   $  24,029
       Accounts and notes receivable, net                     543,849     341,124
       Inventory, net                                         432,055     478,532
       Other                                                   12,601      11,662
                                                          -----------   ---------
             Total current assets                           1,032,205     855,347

Property and equipment, net                                    93,724      73,975
Intangible assets, net                                         79,269      43,766
Other                                                          18,903      12,826
                                                          -----------   ---------
             Total assets                                 $ 1,224,101   $ 985,914
                                                          ===========   =========

Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable                                   $   919,405   $ 680,648
       Accrued liabilities                                     16,426      22,527
       Current portion of long-term obligations                 3,140       2,744
       Other                                                    7,325       3,951
                                                          -----------   ---------
             Total current liabilities                        946,296     709,870

Line of credit                                                     --      30,650
Long-term obligations                                           5,751       4,537
Other long-term liabilities                                     9,098       1,239

Stockholders' equity:
       Preferred stock, par value $1.00 per share;
             Shares authorized:  5,000,000
             Issued and outstanding:  none                         --          --
       Common stock, par value $.01 per share;
             Shares authorized:  40,000,000
             Issued:   August 2, 1998    --  20,004,336
                       November 2, 1997  --  18,451,653           200         184
       Additional paid-in capital                             181,086     148,329
       Retained earnings                                       81,836      91,922
       Treasury stock, at cost;
             Shares:   August 2, 1998    --  16,378
                       November 2, 1997  --  80,378              (166)       (817)
                                                          -----------   ---------
             Total stockholders' equity                       262,956     239,618
                                                          -----------   ---------
             Total liabilities and stockholders' equity   $ 1,224,101   $ 985,914
                                                          ===========   =========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                        Quarter ended                 39 weeks ended
                                               -----------------------------  ------------------------------
                                                   August 2,      August 3,      August 2,        August 3,
                                                     1998           1997            1998            1997
                                               -------------- --------------  --------------  --------------
Revenue                                          $ 1,441,246    $ 1,161,839     $ 3,947,207     $ 3,160,366

Cost of sales                                      1,354,575      1,077,468       3,702,130       2,934,916
                                               -------------  -------------   -------------   -------------

Gross profit                                          86,671         84,371         245,077         225,450

Operating and other expenses
    Operating expenses                                77,787         65,445         230,500         174,330
    Restructuring and other one-time charges               -              -           5,600               -
                                               -------------  -------------   -------------   -------------

        Total                                         77,787         65,445         236,100         174,330
                                               -------------  -------------   -------------   -------------

Operating income                                       8,884         18,926           8,977          51,120

Other expenses - net                                   6,683          7,650          25,391          19,953
                                               -------------  -------------   -------------   -------------

Income (loss) before income taxes                      2,201         11,276         (16,414)         31,167

Income tax provision (benefit)                         1,473          4,670          (6,473)         12,957
                                               -------------  -------------   -------------   -------------

Net income (loss)                                      $ 728        $ 6,606        $ (9,941)       $ 18,210
                                               =============  =============   =============   =============

Net income (loss) per common and common
     equivalent share:
            Basic                                     $ 0.04         $ 0.38         $ (0.51)         $ 1.05
                                               =============  =============   =============   =============

            Diluted                                   $ 0.04         $ 0.36         $ (0.51)         $ 1.01
                                               =============  =============   ==============  =============
Weighted average common and common
     equivalent shares outstanding:
            Basic                                     19,859         17,421          19,633          17,310
                                               =============  =============   =============   =============

            Diluted                                   20,305         18,198          19,633          18,093
                                               =============  =============   =============   =============

The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                                    39 weeks ended
                                                                                ------------------------
                                                                                August 2,       August 3,
                                                                                  1998            1997
                                                                                ---------       --------
Cash flows from operating activities:
    Net income (loss)                                                           $  (9,941)      $ 18,210
    Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
            Depreciation and amortization                                          27,755         17,621
            Provision for losses on accounts and notes receivable                  10,585          6,933
            Changes in assets and liabilities, net of business acquisitions:
                Accounts and notes receivable                                    (186,128)            50
                Inventory                                                          56,066        (95,345)
                Other current assets                                                 (757)          (121)
                Other assets                                                      (18,024)        (3,603)
                Accounts payable                                                  204,362         55,039
                Accrued liabilities                                                (7,850)       (10,069)
                Other liabilities                                                  10,602          6,314
                                                                                ---------       --------
        Net cash provided by (used in) operating activities                        86,670         (4,971)

Cash flows from investing activities:
    Purchases of property and equipment                                           (36,820)       (20,120)
                                                                                ---------       --------
        Net cash used in investing activities                                     (36,820)       (20,120)

Cash flows from financing activities:
    Proceeds from issuance of stock - stock option and
        employee stock purchase plans                                               3,424          4,020
    Net borrowings (payments) under line of credit                                (30,650)        45,318
    Amounts received from ESOT                                                         --            207
    Shareholder distributions - pooled companies                                     (129)            --
    Net change in long-term obligations                                            (2,824)        (1,213)
                                                                                ---------       --------
        Net cash provided by (used in) financing activities                       (30,179)        48,332
                                                                                ---------       --------
Net increase in cash and cash equivalents                                          19,671         23,241

Cash and cash equivalents at beginning of period                                   24,029         22,261
                                                                                ---------       --------
Cash and cash equivalents at end of period                                      $  43,700       $ 45,502
                                                                                =========       ========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Operating results for the 39 weeks ended August 2, 1998 are not necessarily indicative of the results that may be expected for the year ending November 1, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 2, 1997.

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

              Quarter ended Aug. 3, 1997:

                                                   MicroAge, Inc.   Acquired Co.    Combined
                                                   --------------   ------------   ----------

              Revenue                                $1,147,632       $14,207      $1,161,839
              Net income                             $    6,484       $   122      $    6,606


              39 weeks ended Aug. 3, 1997:

                                                   MicroAge, Inc.   Acquired Co.    Combined
                                                   --------------   ------------   ----------

              Revenue                                $3,124,398       $35,968      $3,160,366
              Net income                             $   17,585       $   625      $   18,210

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                                        Quarters ended               39 weeks ended
                                                      -------------------          -------------------

                                                      Aug. 2,     Aug. 3,          Aug. 2,     Aug. 3,
                                                        1998        1997             1998        1997
                                                      -------     -------          -------     -------
              Interest expense                        $   457     $ 1,598          $ 3,791     $ 4,509
              Expenses from sales of
                 accounts receivable                    3,855       5,070           14,425      14,071
              Amortization expense                      1,547         468            4,323       1,330
              Other                                       824         514            2,852          43
                                                      -------     -------          -------     -------

                                                      $ 6,683     $ 7,650          $25,391     $19,953
                                                      =======     =======          =======     =======

NOTE C - RESTRUCTURING AND OTHER ONE-TIME CHARGES

In February 1998, the Company initiated a plan to restructure the Company into two independent businesses - a distribution business operated through a wholly-owned subsidiary, Pinacor Inc., and an integration business ("Integration"). In connection with this plan, the Company recorded $5.6 million of restructuring and other one-time charges ($3.2 million, or $0.16 per share, after taxes) during the second quarter of fiscal 1998.

The restructuring and other one-time charges included $3.6 million for employee termination benefits, $1.1 million for the closing and consolidation of redundant locations, and $0.9 million for other costs related to the restructuring, primarily one-time costs incurred in establishing Pinacor and Integration as separate businesses. The charges associated with employee termination benefits consist primarily of severance pay for approximately 250 associates. The reductions occurred in virtually all areas of the Company and were completed by May 3, 1998. As of August 2, 1998, the remaining liability for restructuring activities was not material.

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

In February 1998, the Company initiated a plan to restructure the Company into two independent businesses - a distribution business operated through a wholly-owned subsidiary, Pinacor, Inc. ("Pinacor") and an integration business ("Integration"). These businesses now have separate management teams, operate autonomously in their respective marketplaces, and contract with headquarters for a limited number of services, such as payroll processing, employee benefits and information services. See "Restructuring and Other One-Time Charges" below. In May 1998, the Company announced that it had retained an investment banking firm to help explore financial options for Pinacor designed to enhance shareholder value.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                                 Quarter ended
                                   ---------------------------------------------------------------
                                     Aug. 2,       May 3,      Feb. 1,      Nov. 2,      Aug. 3,
                                      1998          1998         1998         1997         1997
                                   -----------  -----------  -----------  -----------  -----------
Revenue (in thousands)             $1,441,246   $1,326,950   $1,179,011   $1,331,502   $1,161,839
Cost of sales                            94.0%        93.6%        93.7%        93.1%        92.7%
                                   ----------   ----------   ----------   ----------   ----------
Gross profit                              6.0          6.4          6.3          6.9          7.3
Operating and other expenses
   Operating expenses                     5.4          6.0          6.2          5.3          5.6
   Restructuring and other one-           0.0          0.4          0.0          0.0          0.0
   time charges
                                   ----------   ----------   ----------   ----------   ----------
Operating income                          0.6         (0.1)         0.1          1.6          1.6

Other expenses - net                      0.4          0.6          0.9          0.6          0.6
                                   ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes         0.2         (0.7)        (0.8)         1.0          1.0

Income tax provision (benefit)            0.1         (0.3)        (0.3)         0.4          0.4
                                   ----------   ----------   ----------   ----------   ----------
Net income (loss)                         0.1%        (0.4)%       (0.5)%        0.6%         0.6%
                                   ==========   ==========   ==========   ==========   ==========

TOTAL REVENUE. Total revenue of $1.4 billion increased $279 million, or 24%, for the quarter ended August 2, 1998 as compared to the quarter ended August 3, 1997. This revenue increase included a $258 million, or 24%, increase in Pinacor (distribution business) revenue, a $3 million, or 1%, increase in Integration revenue and a decrease in the elimination of intercompany revenue. The increase in revenue was attributable to sales to resellers added since August 3, 1997, increased demand for the Company's major suppliers' products, the Company's addition of new product offerings and the growth of the microcomputer products industry.

Total revenue increased $787 million, or 25%, for the 39 weeks ended August 2, 1998 as compared to the 39 weeks ended August 3, 1997. This revenue increase included a $680 million, or 23%, increase in Pinacor revenue and a $186 million, or 16% increase in Integration revenue, partially offset by an increase in intercompany eliminations.

GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 6.0% for the quarter ended August 2, 1998 and 7.3% for the quarter ended August 3, 1997. The gross profit percentage was 6.2% for the 39 weeks ended August 2, 1998 as compared to 7.1% for the 39 weeks ended August 3, 1997.

The decrease in the Company's gross profit percentage was due to lower margins in Pinacor combined with the fact that Integration revenues, which have higher gross margins, comprised a smaller percentage of total revenues. In Pinacor, the Company's distribution business, gross margins on sales to reseller customers decreased due to increased competitive pressures. In addition, supplier incentive funds were lower as a percentage of total Pinacor revenue and net freight expense increased as a percentage of revenue. The freight expense increase as a percentage of revenue was primarily due to a decrease in the average selling price per pound of product shipped as well as an increase in the cost per pound shipped. In Integration, margins increased due to an increase in service revenue, which has higher gross margins than product revenue margins. This increase was partially offset by lower margins on Integration product sales to end-user customers due to competitive pricing pressures.

Operating Expenses. As a percentage of revenue, operating expenses were 5.4% for the quarter ended August 2, 1998 compared to 5.6% for the quarter ended August 3, 1997. Operating expenses increased $12 million to $78 million for the quarter ended August 2, 1998, as compared to the quarter ended August 3, 1997. Operating expenses increased from $174 million, or 5.5% of revenue, for the 39 weeks ended August 3, 1997 to $231 million, or 5.8% of revenue, for the 39 weeks ended August 2, 1998. The increase in operating expenses was primarily attributable to increased business volume, acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other businesses), the costs associated with assimilating these acquisitions, start-up costs of several new locations, and the build-up of infrastructure associated with Integration's increasing levels of service revenue.

Restructuring and Other One-Time Charges.
In connection with the restructuring plan discussed above, the Company recorded a $5.6 million charge ($3.2 million, or $0.16 per share, after taxes) for the second quarter of fiscal 1998. The restructuring and other one-time charges included $3.6 million for employee termination benefits, $1.1 million for the closing and consolidation of redundant locations and $0.9 million for other costs related to the restructuring, primarily one-time costs incurred in establishing Pinacor and Integration as separate businesses. The charges associated with employee termination benefits consist primarily of severance pay for approximately 250 associates. The reductions occurred in virtually all areas of the Company and have been completed.

Other Expenses - Net. Other expenses - net decreased to $6.7 million for the quarter ended August 2, 1998 from $7.7 million for the quarter ended August 3, 1997 primarily due to lower average daily borrowings resulting from lower inventory balances during the quarter. Other expenses - net increased to $25.4 million for the 39 weeks ended August 2, 1998 from $20.0 million for the 39 weeks ended August 3, 1997. This increase was due to higher average daily borrowings, primarily in the first two fiscal quarters of fiscal 1998, to support higher inventory and accounts receivable levels and to increased amortization expense associated with goodwill from acquisitions.

Supplier Incentive and Inventory Management Programs

The key suppliers of the Company provide various incentives for promoting and marketing their product offerings. A large portion of the incentives are passed on to the Company's customers. However, a portion of the incentives positively impact the Company's income. Beginning in May 1998, the major suppliers announced and/or instituted changes in their sales incentive programs and inventory management programs. Pursuant to these changes, the major suppliers will (i) provide price protection for periods ranging from 2 to 4 weeks rather than the longer periods previously available, (ii) allow product returns on average of 2% to 3% of product sales per quarter, rather than the average of 5% of sales per quarter previously available, and (iii) provide incentives based on sales of the suppliers' products, rather than on purchases of the products from the suppliers. In response to the suppliers' changes, the Company has reduced the amount of inventory on hand; however, there can be no assurance that the suppliers' changes will not adversely impact the Company over time or that further changes in suppliers' incentive or inventory management policies will not have a material adverse effect on the Company's operating results.

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

Cash provided by operating activities was $87 million for the 39 weeks ended August 2, 1998 as compared to cash used of $5 million for the 39 weeks ended August 3, 1997. The increase was primarily due to a change in cash provided or used by accounts receivable, inventory and accounts payable. During the 39 weeks ended August 2, 1998, $260 million was provided by changes in inventory and accounts payable compared to $40 million used by changes in inventory and accounts payable during the 39 weeks ended August 3, 1997. This was partially offset by a change in cash used by accounts receivable. During the 39 weeks ended August 2, 1998, $186 million of cash was used by changes in accounts receivable compared to $50,000 provided by changes in accounts receivable during the 39 weeks ended August 3, 1997.

The number of days cost of sales in ending inventory decreased from 35 days at November 2, 1997 to 29 days at August 2, 1998. The number of days' cost of sales in ending accounts payable increased from 49 days at November 2, 1997 to 61 days at August 2, 1998. The number of days' sales in ending accounts receivable was 35 days at August 2, 1998 compared to 22 days at November 2, 1997. This increase in receivables days outstanding was due to a decrease in accounts receivable sold to a finance company. The receivables days adjusted for sold receivables were 41 days at August 2, 1998 and November 2, 1997.

Cash used in investing activities increased from $20 million during the 39 weeks ended August 3, 1997 to $37 million during the 39 weeks ended August 2, 1998 due to increased purchases of property and equipment as a result of increased spending for electronic commerce initiatives and capacity expansion in systems and facilities.

Cash used in financing activities was $30 million during the 39 weeks ended August 2, 1998 compared to cash provided of $48 million during the 39 weeks ended August 2, 1997, primarily due to a change in net borrowings under the Company's line of credit between the periods.

The Company maintains three financing agreements (the "Agreements") with financing facilities totaling $800 million. The Agreements include an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At August 2, 1998, the net amount of sold accounts receivable was $112 million.

The Inventory Facilities provide for borrowings up to $450 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") of $300 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $150 million. Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. Amounts borrowed under the Supplemental Line of Credit may remain outstanding until the expiration date of the Agreements (August 2000). No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At August 2, 1998, the Company had $197 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and nothing outstanding under the Supplemental Line of Credit.

Of the $800 million of financing capacity represented by the Agreements, $491 million was unused as of August 2, 1998. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including tangible net worth requirements and ratios of debt to tangible net worth and current assets to current liabilities. At August 2, 1998, the Company was in compliance with these covenants.

In addition to the financing facilities discussed above, the Company maintains an accounts receivable purchase agreement (the "Purchase Agreement") with a commercial credit corporation (the "Buyer") whereby the Buyer agrees to purchase, from time to time at its option, on a limited recourse basis, certain accounts receivable of the Company. Under the terms of the Purchase Agreement, no finance charges are assessed if the accounts are settled within forty days. At August 2, 1998, the net amount of sold accounts receivable under the Purchase Agreement was $25 million.

The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

The unavailability of a significant portion of, or the loss of, the Agreements or trade credit from suppliers would have a material adverse effect on the Company.

Although the Company has no material capital commitments, the Company expects to make capital expenditures of approximately $5 to $10 million during the fourth quarter of fiscal 1998.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.

PART II. OTHER INFORMATION

Item 2.           Changes in Securities.

         (a)      None

         (b)      None

         (c) On November 5, 1997, the Company issued 814,458 shares of the Company's Common Stock, $.01 par value ("Common Stock"), in connection with the Company's acquisition of a previously franchised corporate reseller (the "Acquired Company"). The Company reported this transaction in Part II, Item 2(c) of the Company's Report on Form 10-Q for the quarter ended February 1, 1998. On June 15, 1998, the Company issued 379,597 shares of Common Stock to two individuals, who together owned all of the issued and outstanding voting capital stock of the Acquired Company. The sale of the 379,597 shares of Common Stock was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to section 4(2) of the Act for transactions not involving a public offering, based on the fact that the Common Stock was offered and sold to a limited number of investors who had access to financial and other relevant data concerning the Company, its financial condition, business, and assets.

         (d)      None


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Restated Certificate of Incorporation of MicroAge, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the year ended November 2, 1997).

                  10.2 Bylaws of MicroAge, Inc. amended and restated as of July 16, 1998 (incorporated by reference to Exhibit
                           4.2 to Registration Statement No. 333-62763, filed on September 2, 1998).

                  11.      EPS Detail Calculation
                           (Statement re: Computation of Per Share Earnings)

                  27.      Financial Data Schedule

         (b) During the quarter ended August 2, 1998, the Company did not file any Reports on Form 8-K.

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

10.1                Restated  Certificate of  Incorporation  of  MicroAge,  Inc.
                    (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for MicroAge, Inc. for the year ended November 2, 1997).

10.2 Bylaws of MicroAge, Inc. amended and restated as of July 16, 1998 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-62763, filed on September 2,
                    1998).

11.                 EPS Detail Calculation
                    (Statement re: Computation of Per Share Earnings)

27.                 Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MICROAGE, INC.
                                           (Registrant)



Date:    September 16, 1998                By:      /s/ Jeffrey D. McKeever
                                           --------------------------------
                                           Jeffrey D. McKeever
                                           Chairman of the Board and
                                           Chief Executive Officer



Date:    September 16, 1998                By:      /s/ James R. Daniel
                                           --------------------------------
                                           James R. Daniel
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer
                                       15