Form 10-Q/A
period 1998-02-01
MICROAGE INC /DE/
filed 1999-01-28
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A No. 1


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934,

       For the quarterly period ended February 1, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      Commission file number 0-15995

                                 MICROAGE, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                                  86-0321346
(State of incorporation)                                     (I. R. S. Employer
                                                             Identification No.)

   2400 South MicroAge Way, Tempe, AZ                              85282
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (602) 366-2000

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at December 31, 1998 was 20,315,711.

This Form 10Q/A No. 1 for MicroAge, Inc. (the "Company") is being filed pursuant to Regulation S-K Item 601(c)(2)(iii) to amend the Form 10Q for the quarterly period ended February 1, 1998 due to an aquisition in fiscal 1997 originally accounted for as a pooling of interests that has been restated under the purchase method of accounting (see Note A of Notes to Consolidated Financial Statements (Unaudited) for additional information).

                                      INDEX

                                 MICROAGE, INC.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets -- February 1, 1998 and
          November 2, 1997.                                                2

          Consolidated statements of operations -- Quarters ended
          February 1, 1998 and February 2, 1997.                           3

          Consolidated statements of cash flows -- Quarters ended
          February 1, 1998 and February 2, 1997.                           4

          Notes to consolidated financial statements.                      5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                             7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                     ASSETS
                                                       February 1,   November 2,
                                                          1998          1997
                                                      -----------    -----------
Current assets:
  Cash and cash equivalents                           $   37,439     $  22,279
  Accounts and notes receivable, net                     177,529       233,942
  Inventory, net                                         601,161       479,332
  Other                                                   10,877        11,356
                                                      ----------     ---------
     Total current assets                                827,006       746,909

Property and equipment, net                               85,731        73,975
Intangible assets, net                                   111,847        85,903
Other                                                     13,660        12,609
                                                      ----------     ---------
Total assets                                          $1,038,244     $ 919,396
                                                      ==========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                    $  647,126     $ 591,538
  Accrued liabilities                                     18,470        22,527
  Current portion of long-term obligations                 3,027         2,744
  Other                                                    3,402         3,836
                                                      ----------     ---------
     Total current liabilities                           672,025       620,645

Line of credit                                            69,650        30,650
Long-term obligations                                      4,802         4,537
Other long-term liabilities                                8,884         1,239

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    Shares authorized: 5,000,000
    Issued and outstanding: none                              --            --
  Common stock, par value $.01 per share;
    Shares authorized: 40,000,000
    Issued: February 1, 1998 - 19,574,852
            November 2, 1997 - 18,451,653                    196           184
  Additional paid-in capital                             196,968       170,829
  Retained earnings                                       85,885        92,129
  Treasury stock, at cost;
    Shares: February 1, 1998 - 16,378
            November 2, 1997 - 80,378                       (166)         (817)
                                                      ----------     ---------
     Total stockholders' equity                          282,883       262,325
                                                      ----------     ---------
     Total liabilities and stockholders' equity       $1,038,244     $ 919,396
                                                      ==========     =========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                       Quarter ended
                                                ----------------------------
                                                February 1,     February 2,
                                                   1998            1997
                                                -----------     -----------

Revenue                                         $ 1,179,011       $884,758

Cost of sales                                     1,105,186        824,218
                                                -----------       --------

Gross profit                                         73,825         60,540

Operating expenses                                   73,061         46,870
                                                -----------       --------

Operating income                                        764         13,670

Other expenses - net                                 10,941          4,881
                                                -----------       --------

Income (loss) before income taxes                   (10,177)         8,789

Income tax provision (benefit)                       (4,061)         3,719
                                                -----------       --------

Net income (loss)                               $    (6,116)      $  5,070
                                                ===========       ========
Net income (loss) per common and
common equivalent share:
  Basic                                         $     (0.31)      $   0.31
                                                ===========       ========

  Diluted                                       $     (0.31)      $   0.29
                                                ===========       ========
Weighted average common and common
equivalent shares outstanding:
  Basic                                              19,456         16,242
                                                ===========       ========

  Diluted                                            19,456         17,227
                                                ===========       ========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                             Quarter ended
                                                       -------------------------
                                                       February 1,   February 2,
                                                          1998          1997
                                                       -----------   -----------

Cash flows from operating activities:
  Net income (loss)                                    $  (6,116)     $   5,070
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Depreciation and amortization                          8,744          5,702
    Provision for losses on accounts and notes
     receivable                                            2,300          1,634
    Changes in assets and liabilities, net of
     business acquisitions:
      Accounts and notes receivable                       81,295         71,475
      Inventory                                         (112,240)      (141,315)
      Other current assets                                   661            868
      Other assets                                        (5,953)          (986)
      Accounts payable                                    21,193        (10,764)
      Accrued liabilities                                 (5,806)        (6,127)
      Other liabilities                                    6,580          5,347
                                                       ---------      ---------
   Net cash used in operating activities                  (9,342)       (69,096)

Cash flows from investing activities:
 Purchases of property and equipment                     (15,401)        (5,496)
                                                       ---------      ---------
   Net cash used in investing activities                 (15,401)        (5,496)

Cash flows from financing activities:
 Proceeds from issuance of stock - stock option
  and employee stock purchase plans                        1,802          2,628
 Net borrowings under line of credit                      39,000         62,735
 Amounts received from ESOT                                   --            123
 Shareholder distributions - pooled companies               (128)            --
 Net change in long-term obligations                        (771)          (277)
                                                       ---------      ---------
   Net cash provided by financing activities              39,903         65,209
                                                       ---------      ---------
Net increase (decrease) in cash and cash equivalents      15,160         (9,383)

Cash and cash equivalents at beginning of period          22,279         21,935
                                                       ---------      ---------
Cash and cash equivalents at end of period             $  37,439      $  12,552
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

In addition, the Company's consolidated financial statements have been restated for a fiscal 1997 acquisition. This acquisition was originally accounted for on a pooling of interests basis. Information came to light indicating that actions taken by the former owners of the acquired business rendered the pooling of interests accounting inappropriate. The Company has restated the fiscal 1997 and 1996 financial statements to reflect such acquisition using the purchase method of accounting. The Company has also restated the previously issued consolidated results for each of the first three fiscal quarters of 1998 to reflect such acquisition using the purchase method of accounting. The charge was $702,000 per quarter of additional goodwill amortization shown as other expense in the income statement.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands).

      Quarter ended February 2, 1997:
                                                       Pooling
                                                     Converted to
                    MicroAge, Inc.    Acquired Co.     Purchase        Combined
                    --------------    ------------     --------        --------
      Revenue         $ 890,748         $ 6,672        $(12,662)        $884,758
      Net income      $   4,857         $   180        $     33         $  5,070

In addition, certain amounts receivable from vendors have been reclassified to accounts payable to conform with industry practice

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                             Quarters ended
                                       -------------------------
                                       February 1,   February 2,
                                         1998           1997
                                         ----           ----
       Interest expense                $ 2,346        $   595
       Expenses from sales of
         accounts receivable             5,577          4,264
       Amortization expense              2,117            392
       Other                               901           (370)
                                       -------         ------

                                       $10,941         $4,881
                                       =======         ======

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

On November 14, 1997, the Company issued shares of its common stock in exchange for all of the outstanding shares of a reseller location. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the acquired company for all periods presented. In addition, a 1997 acquisition originally accounted for as a pooling of interests has been restated under the purchase method of accounting. See Note A of Notes to Consolidated Financial Statements (Unaudited) for additional information.

RESULTS OF OPERATIONS

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                       Quarter ended
                               ------------------------------------------------------------
                                 Feb. 1,      Nov. 2,      Aug. 3,      May 4,      Feb. 2,
                                  1998         1997         1997         1997        1997
                               ----------   ----------   ----------   ----------   --------
Revenue (in thousands)         $1,179,011   $1,318,871   $1,117,275   $1,058,304   $884,758
Cost of sales                        93.7%        93.2%        93.1%        93.3%      93.2%
                               ----------   ----------   ----------   ----------   --------
Gross profit                          6.3          6.8          6.9          6.7        6.8

Operating expenses                    6.2          5.2          5.2          5.0        5.3
                               ----------   ----------   ----------   ----------   --------
Operating income                      0.1          1.6          1.7          1.7        1.5

Other expenses - net                  0.9          0.6          0.7          0.7        0.5
                               ----------   ----------   ----------   ----------   --------
Income (loss) before income
taxes                                (0.8)         1.0          1.0          1.0        1.0

Income tax provision (benefit)       (0.3)         0.4          0.4          0.4        0.4
                               ----------   ----------   ----------   ----------   --------
Net income (loss)                    (0.5)%        0.6%         0.6%         0.6%       0.6%
                               ==========   ==========   ==========   ==========   ========

TOTAL REVENUE. Total revenue of $1.2 billion increased $294 million, or 33%, for the quarter ended February 1, 1998 as compared to the quarter ended February 2, 1997. This revenue increase included a $197 million, or 37%, increase in distribution business revenue and a $96 million, or 28%, increase in systems integration business revenue. The increase in revenue was attributable to sales to resellers added since February 2, 1997, increased demand for the Company's major suppliers' products, the Company's addition of new product offerings, the growth of the microcomputer products industry and acquisitions of reseller locations.

Total revenue decreased $140 million, or 11%, when compared to the quarter ended November 2, 1997. This revenue decrease included a $108 million, or 13%, decrease in distribution business revenue and a $30 million, or 6%, decrease in systems integration business revenue. The distribution business was impacted by competitive issues (see Gross Profit Percentage below) and the integration business was impacted by issues related to the purchases of company-owned locations. During the calendar year ended December 31, 1997, the Company added 32 company-owned locations. The process of assimilating the new locations diverted management time from sales and profit momentum to internal systems and organizational issues.

GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 6.3% for the quarter ended February 1, 1998 and 6.8% for the quarter ended February 2, 1997.

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

OPERATING EXPENSES. As a percentage of revenue, operating expenses were 6.2% for the quarter ended February 1, 1998 compared to 5.3% for the quarter ended February 2, 1997. Operating expenses increased $26.2 million to $73.1 million for the quarter ended February 1, 1998, as compared to the quarter ended February 2, 1997. The increase in operating expenses was primarily attributable to acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other businesses), increased spending in support of electronic commerce initiatives and capacity expansion in personnel, systems and facilities.

OTHER EXPENSES - NET. Other expenses - net increased to $10.93 million for the quarter ended February 1, 1998 from $4.9 million for the quarter ended February 2, 1997. This increase was primarily due to increases in average daily borrowings to support higher inventory and accounts receivable levels and to increased amortization expense associated with goodwill from acquisitions.

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

Cash used in operating activities was $9 million for the quarter ended February 1, 1998 as compared to $69 million for the quarter ended February 2, 1997. The decrease was primarily due to a change in cash used by inventory and accounts payable. During the quarter ended February 1, 1998, $91 million was used in operating activities for inventory and accounts payable compared to $152 million during the quarter ended February 2, 1997. In addition, cash provided by accounts receivable increased from $71 million to $81 million.

The number of days cost of sales in ending inventory increased from 35 days at November 2, 1997 to 49 days at February 1, 1998. This increase in inventory was due to inventory buy-ins executed during the quarter (see discussion above under Gross Profit Percentage). The number of days' cost of sales in ending accounts payable increased from 49 days at November 2, 1997 to 53 days at February 1, 1998. The number of days' sales in ending accounts receivable was 14 days at February 1, 1998 compared to 16 days at November 2, 1997. The receivables days adjusted for sold receivables were 37 days and 35 days at February 1, 1998 and November 2, 1997, respectively.

Cash used in investing activities increased from $6 million during the quarter ended February 2, 1997 to $15 million during the quarter ended February 1, 1998 due to increased purchases of property and equipment as a result of increased spending for electronic commerce initiatives and capacity expansion in systems and facilities.

Cash provided by financing activities was $40 million during the quarter ended February 1, 1998 compared to $65 million during the quarter ended February 1, 1997. This change was primarily due to a smaller increase in borrowings under the Company's line of credit.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            11 - Calculation of Net Income (Loss) Per Common Share

            27 - Financial Data Schedule

       (b)  Report on Form 8-K

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


                                           MICROAGE, INC.
                                           (Registrant)



Date: January 28, 1999                  By: /s/ Jeffrey D. McKeever
                                           --------------------------------
                                           Jeffrey D. McKeever
                                           Chairman of the Board and
                                           Chief Executive Officer



Date: January 28, 1999                  By: /s/ James R. Daniel
                                           --------------------------------
                                           James R. Daniel
                                           Senior Vice President
                                           Chief Financial Officer and Treasurer