Form 10-Q/A
period 1998-05-03
MICROAGE INC /DE/
filed 1999-01-28
CIK 814249

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

This Form 10Q/A No. 1 for MicroAge, Inc. (the "Company") is being filed pursuant to Regulation S-K Item 601(c)(2)(iii) to amend the Form 10Q for the quarterly period ended May 3, 1998 due to an aquisition in fiscal 1997 originally accounted for as a pooling of interests that has been restated under the purchase method of accounting (see Note A of Notes to Consolidated Financial Statements (Unaudited) for additional information).

                                      INDEX

                                 MICROAGE, INC.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets -- May 3, 1998 and
          November 2, 1997.                                           2

          Consolidated statements of operations -- Quarters
          ended May 3, 1998 and May 4, 1997; 26 weeks ended
          May 3, 1998 and May 4, 1997                                 3

          Consolidated statements of cash flows -- 26 weeks
          ended May 3, 1998 and May 4, 1997.                          4

          Notes to consolidated financial statements.                 5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                        7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                           13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                     ASSETS
                                                        May 3,       November 2,
                                                         1998           1997
                                                     ------------    -----------
Current assets:
  Cash and cash equivalents                          $   35,454       $ 22,279
  Accounts and notes receivable, net                    269,960        233,942
  Inventory, net                                        518,259        479,332
  Other                                                  15,382         11,356
                                                     ----------       --------
     Total current assets                               839,055        746,909

Property and equipment, net                              92,326         73,975
Intangible assets, net                                  110,032         85,903
Other                                                    13,510         12,609
                                                     ----------       --------
     Total assets                                    $1,054,923       $919,396
                                                     ==========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  729,347       $591,538
  Accrued liabilities                                    24,906         22,527
  Current portion of long-term obligations                3,035          2,744
  Other                                                   5,906          3,836
                                                     ----------       --------
     Total current liabilities                          763,194        620,645

Line of credit                                               --         30,650
Long-term obligations                                     5,474          4,537
Other long-term liabilities                               8,993          1,239

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    Shares authorized: 5,000,000
    Issued and outstanding: none                             --             --
  Common stock, par value $.01 per share;
    Shares authorized: 40,000,000
    Issued: May 3, 1998      - 19,620,539
            November 2, 1997 - 18,451,653                   196            184
  Additional paid-in capital                            197,305        170,829
  Retained earnings                                      79,927         92,129
  Treasury stock, at cost;
    Shares: May 3, 1998      - 16,378
            November 2, 1997 - 80,378                      (166)          (817)
                                                     ----------       --------
     Total stockholders' equity                         277,262        262,325
                                                     ----------       --------
     Total liabilities and stockholders' equity      $1,054,923       $919,396
                                                     ==========       ========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                          Quarter ended            26 weeks ended
                                    -----------------------   -----------------------
                                      May 3,       May 4,       May 3,       May 4,
                                       1998         1997         1998         1997
                                    ----------   ----------   ----------   ----------
 Revenue                            $1,326,950   $1,058,304   $2,505,961   $1,943,062

 Cost of sales                       1,242,369      987,353    2,347,555    1,811,571
                                    ----------   ----------   ----------   ----------

 Gross profit                           84,581       70,951      158,406      131,491

 Operating and other expenses
  Operating expenses                    79,652       52,566      152,713       99,436
  Restructuring and other one-time
   charges                               5,600           --        5,600           --
                                    ----------   ----------   ----------   ----------

      Total                             85,252       52,566      158,313       99,436
                                    ----------   ----------   ----------   ----------

 Operating income (loss)                  (671)      18,385           93       32,055

 Other expenses - net                    9,171        7,441       20,112       12,322
                                    ----------   ----------   ----------   ----------

 Income (loss) before income taxes      (9,842)      10,944      (20,019)      19,733

 Income tax provision (benefit)         (3,885)       4,568       (7,946)       8,287
                                    ----------   ----------   ----------   ----------

 Net income (loss)                  $   (5,957)  $    6,376   $  (12,073)  $   11,446
                                    ==========   ==========   ==========   ==========
Net income (loss) per common and
common equivalent share:
  Basic                             $    (0.30)  $     0.39   $    (0.62)  $     0.70
                                    ==========   ==========   ==========   ==========

  Diluted                           $    (0.30)  $     0.38   $    (0.62)  $     0.67
                                    ==========   ==========   ==========   ==========
Weighted average common and common
equivalent shares outstanding:
  Basic                                 19,584       16,404       19,520       16,323
                                    ==========   ==========   ==========   ==========

  Diluted                               19,584       16,944       19,520       17,129
                                    ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                             26 weeks ended
                                                         ----------------------
                                                           May 3,       May 4,
                                                           1998         1997
                                                         ---------    ---------
Cash flows from operating activities:
 Net income (loss)                                       $ (12,073)   $  11,446
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                           18,451       11,647
    Provision for losses on accounts and
     notes receivable                                        6,630        3,250
    Changes in assets and liabilities, net
     of business acquisitions:
      Accounts and notes receivable                        (15,466)       6,486
      Inventory                                            (29,338)    (137,601)
      Other current assets                                  (3,844)         209
      Other assets                                          (5,613)      (4,399)
      Accounts payable                                     103,414       76,676
      Accrued liabilities                                      630        1,196
      Other liabilities                                      9,193        8,383
                                                         ---------    ---------
     Net cash provided by (used in) operating activities    71,984      (22,707)

Cash flows from investing activities:
 Purchases of property and equipment                       (28,232)     (18,028)
                                                         ---------    ---------
     Net cash used in investing activities                 (28,232)     (18,028)

Cash flows from financing activities:
 Proceeds from issuance of stock - stock option
  and employee stock purchase plans                          2,139        2,722
 Net borrowings (payments) under line of credit            (30,650)      46,500
 Amounts received from ESOT                                     --          207
 Shareholder distributions - pooled companies                 (129)          --
 Net change in long-term obligations                        (1,937)         230
                                                         ---------    ---------
     Net cash provided by (used in) financing activities   (30,577)      49,659
                                                         ---------    ---------
Net increase in cash and cash equivalents                   13,175        8,924

Cash and cash equivalents at beginning of period            22,279       21,935
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  35,454    $  30,859
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


 Quarter ended May 4, 1997:                               Pooling
                                                        Converted to
                           MicroAge,Inc.  Acquired Co.    Purchase     Combined
                           -------------  ------------    --------     --------

 Revenue                    $1,086,018      $15,089       $(42,803)   $1,058,304
 Net income                 $    6,244      $   323       $   (191)   $    6,376


 26 weeks ended May 4, 1997:                              Pooling
                                                        Converted to
                           MicroAge,Inc.  Acquired Co.    Purchase     Combined
                           -------------  ------------    --------     --------

 Revenue                    $1,976,766      $21,761       $(55,465)   $1,943,062
 Net income                 $   11,101      $   503       $   (158)   $   11,446

In addition, certain amounts receivable from vendors have been reclassified to accounts payable to conform with industry practice

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                     Quarters ended          26 weeks ended
                                   -----------------      -------------------
                                    May 3,    May 4,       May 3,      May 4,
                                    1998       1997         1998        1997
                                   ------     ------      -------     -------

     Interest expense              $  988     $2,335      $ 3,333     $ 2,930
     Expenses from sales of
       accounts receivable          4,993      4,737       10,570       9,001
     Amortization expense           2,068        470        4,180         862
     Other                          1,122       (101)       2,029        (471)
                                   ------     ------      -------     -------

                                   $9,171     $7,441      $20,112     $12,322
                                   ======     ======      =======     =======

NOTE C - RESTRUCTURING AND OTHER ONE-TIME CHARGES

In February, 1998, the Company initiated a plan to restructure the Company into two independent businesses - a distribution business operated through a wholly-owned subsidiary, Pinacor Inc., and an integration business operated through a wholly-owned subsidiary, MicroAge Integration Co. ("Integration"). In connection with this plan, the Company recorded $5.6 million of restructuring and other one-time charges ($3.2 million, or $0.16 per share, after taxes) during the second quarter of fiscal 1998.

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

RESULTS OF OPERATIONS

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                           Quarter ended
                               --------------------------------------------------------------
                                  May 3,      Feb. 1,      Nov. 2,      Aug. 3,      May 4,
                                  1998         1998         1997         1997         1997
                               ----------   ----------   ----------   ----------   ----------
Revenue (in thousands)         $1,326,950   $1,179,011   $1,318,871   $1,117,275   $1,058,304
Cost of sales                        93.6%        93.7%        93.2%        93.1%        93.3%
                               ----------   ----------   ----------   ----------   ----------
Gross profit                          6.4          6.3          6.8          6.9          6.7

Operating expenses                    6.0          6.2          5.2          5.2          5.0
Restructuring and other one-
time charges                          0.4          0.0          0.0          0.0          0.0
                               ----------   ----------   ----------   ----------   ----------
Operating income                      0.0          0.1          1.6          1.7          1.7

Other expenses - net                  0.7          0.9          0.6          0.7          0.7
                               ----------   ----------   ----------   ----------   ----------
Income (loss) before income
taxes                                (0.7)        (0.8)         1.0          1.0          1.0

Income tax provision (benefit)       (0.3)        (0.3)         0.4          0.4          0.4
                               ----------   ----------   ----------   ----------   ----------
Net income (loss)                    (0.4)%       (0.5)%        0.6%         0.6%         0.6%
                               ==========   ==========   ==========   ==========   ==========

TOTAL REVENUE. Total revenue of $1.3 billion increased $269 million, or 25%, for the quarter ended May 3, 1998 as compared to the quarter ended May 4, 1997. This revenue increase (before intercompany eliminations) included a $176 million, or 17%, increase in Pinacor (distribution business) revenue and a $116 million, or 34%, increase in Integration revenue. The increase in revenue was attributable to sales to resellers added since May 4, 1997, increased demand for the Company's major suppliers' products, the Company's addition of new product offerings, the growth of the microcomputer products industry and acquisitions of reseller locations.

Total revenue increased $563 million, or 29%, for the 26 weeks ended May 3, 1998 as compared to the 26 weeks ended May 4, 1997. This revenue increase (before intercompany eliminations) included a $423 million, or 23% increase in Pinacor revenue and a $248 million, or 37% increase in Integration revenue.

GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 6.4% for the quarter ended May 3, 1998 and 6.7% for the quarter ended May 4, 1997. The gross profit percentage was 6.3% for the 26 weeks ended May 3, 1998 as compared to 6.8% for the 26 weeks ended May 4, 1997.

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

OPERATING EXPENSES. As a percentage of revenue, operating expenses were 6.0% for the quarter ended May 3, 1998 compared to 5.0% for the quarter ended May 4, 1997. Operating expenses increased $27 million to $80 million for the quarter ended May 3, 1998, as compared to the quarter ended May 4, 1997. Operating expenses increased from $99 million, or 5.1% of revenue, for the 26 weeks ended May 4, 1997 to $153 million, or 6.1% of revenue, for the 26 weeks ended May 3, 1998. The increase in operating expenses was primarily in Integration, and was attributable to acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other businesses), the costs associated with assimilating these acquisitions, start-up costs of several new locations, and the build-up of infrastructure associated with Integration's increasing levels of service revenue.

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

OTHER EXPENSES - NET. Other expenses - net increased to $9.1 million for the quarter ended May 3, 1998 from $7.4 million for the quarter ended May 4, 1997. Other expenses - net increased to $20.1 million for the 26 weeks ended May 3, 1998 from $12.3 million for the 26 weeks ended May 4, 1997. This increase was primarily due to increases in average daily borrowings to support higher inventory and accounts receivable levels and to increased amortization expense associated with goodwill from acquisitions.

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

Cash provided by operating activities was $72 million for the 26 weeks ended May 3, 1998 as compared to cash used of $23 million for the 26 weeks ended May 4, 1997. The increase was primarily due to a change in cash provided by inventory and accounts payable. During the 26 weeks ended May 3, 1998, $74 million was provided by changes in inventory and accounts payable compared to $61 million used by changes in inventory and accounts payable during the 26 weeks ended May 4, 1997. This was partially offset by a change in cash used by accounts receivable. During the 26 weeks ended May 3, 1998, $15 million of cash was used by changes in accounts receivable compared to $6 million provided by changes in accounts receivable during the 26 weeks ended May 4, 1997.

The number of days cost of sales in ending inventory increased from 35 days at November 2, 1997 to 38 days at May 3, 1998. The number of days' cost of sales in ending accounts payable increased from 49 days at November 2, 1997 to 53 days at May 3, 1998. The number of days' sales in ending accounts receivable was 19 days at May 3, 1998 compared to 16 days at November 2, 1997. The receivables days adjusted for sold receivables were 34 days and 35 days at May 3, 1998 and November 2, 1997, respectively.

Cash used in investing activities increased from $18 million during the 26 weeks ended May 4, 1997 to $28 million during the 26 weeks ended May 3, 1998 due to increased purchases of property and equipment as a result of increased spending for electronic commerce initiatives and capacity expansion in systems and facilities.

Cash used in financing activities was $31 million during the 26 weeks ended May 3, 1998 compared to cash provided of $50 million during the 26 weeks ended May 3, 1997, primarily due to a change in net borrowings under the Company's line of credit between the periods.

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

The Inventory Facilities provide for borrowings up to $325 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") of $175 million and a line of credit for general working capital requirements ("Supplemental Line of Credit") of $150 million. Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. Amounts borrowed under the Supplemental Line of Credit may remain outstanding until the expiration date of the Agreements (August 2000). No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At May 3, 1998, the Company had $160 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and nothing outstanding under the Supplemental Line of Credit.

Of the $675 million of financing capacity represented by the Agreements, $282 million was unused as of May 3, 1998. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

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