Form 10-Q/A
period 1998-08-02
MICROAGE INC /DE/
filed 1999-01-28
CIK 814249

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

This Form 10Q/A No. 1 for MicroAge, Inc. (the "Company") is being filed pursuant to Regulation S-K Item 601(c)(2)(iii) to amend the Form 10Q for the quarterly period ended August 2, 1998 due to an aquisition in fiscal 1997 originally accounted for as a pooling of interests that has been restated under the purchase method of accounting (see Note A of Notes to Consolidated Financial Statements (Unaudited) for additional information).

                                      INDEX

                                 MICROAGE, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets -- August 2, 1998 and
          November 2, 1997.                                           2

          Consolidated statements of operations -- Quarters
          ended August 2, 1998 and August 3, 1997; 39 weeks
          ended August 2, 1998 and August 3, 1997.                    3

          Consolidated statements of cash flows -- 39 weeks
          ended August 2, 1998 and August 3, 1997.                    4

          Notes to consolidated financial statements.                 5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                        7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                           13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                     ASSETS
                                                      August 2,     November 2,
                                                        1998           1997
                                                     ----------      --------
Current assets:
  Cash and cash equivalents                          $   41,950      $ 22,279
  Accounts and notes receivable, net                    400,063       233,942
  Inventory, net                                        432,855       479,332
  Other                                                  12,295        11,356
                                                     ----------      --------
     Total current assets                               887,163       746,909

Property and equipment, net                              93,724        73,975
Intangible assets, net                                  119,300        85,903
Other                                                    18,686        12,609
                                                     ----------      --------
Total assets                                         $1,118,873      $919,396
                                                     ==========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  793,691      $591,538
  Accrued liabilities                                    16,426        22,527
  Current portion of long-term obligations                3,140         2,744
  Other                                                   7,210         3,836
                                                     ----------      --------
     Total current liabilities                          820,467       620,645

Line of credit                                               --        30,650
Long-term obligations                                     5,751         4,537
Other long-term liabilities                               9,098         1,239

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    Shares authorized: 5,000,000
    Issued and outstanding: none                             --            --
  Common stock, par value $.01 per share;
    Shares authorized: 40,000,000
    Issued: August 2, 1998   - 20,004,336
            November 2, 1997 - 18,451,653                   200           184
  Additional paid-in capital                            203,586       170,829
  Retained earnings                                      79,937        92,129
  Treasury stock, at cost;
    Shares: August 2, 1998   - 16,378
            November 2, 1997 - 80,378                      (166)         (817)
                                                     ----------      --------
     Total stockholders' equity                         283,557       262,325
                                                     ----------      --------
     Total liabilities and stockholders' equity      $1,118,873      $919,396
                                                     ==========      ========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                          Quarter ended          39 weeks ended
                                    -----------------------  -----------------------
                                     August 2,    August 3,   August 2,    August 3,
                                       1998         1997        1998         1997
                                    ----------   ----------  ----------   ----------
Revenue                             $1,441,246   $1,117,275  $3,947,207   $3,060,337

Cost of sales                        1,354,575    1,040,622   3,702,130    2,852,193
                                    ----------   ----------  ----------   ----------

Gross profit                            86,671       76,653     245,077      208,144

Operating and other expenses
  Operating expenses                    77,787       58,055     230,500      157,491
  Restructuring and other one-time
   charges                                  --           --       5,600           --
                                    ----------   ----------  ----------   ----------

    Total                               77,787       58,055     236,100      157,491
                                    ----------   ----------  ----------   ----------

Operating income                         8,884       18,598       8,977       50,653

Other expenses - net                     7,385        7,662      27,497       19,984
                                    ----------   ----------  ----------   ----------

Income (loss) before income taxes        1,499       10,936     (18,520)      30,669

Income tax provision (benefit)           1,473        4,583      (6,473)      12,870
                                    ----------   ----------  ----------   ----------

Net income (loss)                   $       26   $    6,353  $  (12,047)  $   17,799
                                    ==========   ==========  ==========   ==========
Net income (loss) per common and
 common equivalent share:
   Basic                            $     0.00   $     0.39  $    (0.61)  $     1.09
                                    ==========   ==========  ==========   ==========

   Diluted                          $     0.00   $     0.37  $    (0.61)  $     1.04
                                    ==========   ==========  ==========   ==========
Weighted average common and common
 equivalent shares outstanding:
   Basic                                19,859       16,489      19,633       16,378
                                    ==========   ==========  ==========   ==========

   Diluted                              20,305       17,266      19,633       17,161
                                    ==========   ==========  ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                              39 weeks ended
                                                         -----------------------
                                                         August 2,     August 3,
                                                           1998          1997
                                                         ---------     --------
Cash flows from operating activities:
 Net income (loss)                                       $ (12,047)    $ 17,799
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                            29,861       17,493
   Provision for losses on accounts and notes
    receivable                                              10,585        6,753
   Changes in assets and liabilities, net of
    business acquisitions:
     Accounts and notes receivable                        (149,524)      (2,218)
     Inventory                                              56,066      (95,045)
     Other current assets                                     (757)         256
     Other assets                                          (18,024)      (3,604)
     Accounts payable                                      167,758       62,677
     Accrued liabilities                                    (7,850)      (5,979)
     Other liabilities                                      10,602        6,344
                                                         ---------     --------
    Net cash provided by operating activities               86,670        4,476

Cash flows from investing activities:
 Purchases of property and equipment                       (36,820)     (19,409)
                                                         ---------     --------
    Net cash used in investing activities                  (36,820)     (19,409)

Cash flows from financing activities:
 Proceeds from issuance of stock - stock option and
   employee stock purchase plans                             3,424        4,020
 Net borrowings (payments) under line of credit            (30,650)      45,318
 Amounts received from ESOT                                     --          207
 Shareholder distributions - pooled companies                 (129)          --
 Net change in long-term obligations                        (2,824)      (4,972)
                                                         ---------     --------
    Net cash provided by (used in) financing activities    (30,179)      44,573
                                                         ---------     --------
Net increase in cash and cash equivalents                   19,671       29,640

Cash and cash equivalents at beginning of period            22,279       21,935
                                                         ---------     --------
Cash and cash equivalents at end of period               $  41,950     $ 51,575
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

    Quarter ended Aug. 3, 1997:                          Pooling
                                                       Converted to
                           MicroAge,Inc.  Acquired Co.   Purchase      Combined
                           -------------  ------------   --------      --------

     Revenue                 $1,147,632     $14,207      $(44,564)    $1,117,275
     Net income              $    6,484     $   122      $   (253)    $    6,353


     39 weeks ended Aug. 3, 1997:                        Pooling
                                                       Converted to
                           MicroAge,Inc.  Acquired Co.   Purchase      Combined
                           -------------  ------------   --------      --------

     Revenue                 $3,124,398     $35,968      $(100,029)   $3,060,337
     Net income              $   17,585     $   625      $    (411)   $   17,799

In addition, certain amounts receivable from vendors have been reclassified to accounts payable to conform with industry practice

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                  Quarters ended        39 weeks ended
                                ------------------    -------------------
                                Aug. 2,    Aug. 3,     Aug. 2,    Aug. 3,
                                 1998       1997        1998       1997
                                ------     ------     -------    -------
    Interest expense            $  457     $1,610     $ 3,791    $ 4,540
    Expenses from sales of
      accounts receivable        3,855      5,070      14,425     14,071
    Amortization expense         2,249        468       6,429      1,330
    Other                          824        514       2,852         43
                                ------     ------     -------    -------

                                $7,385     $7,662     $27,497    $19,984
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

RESULTS OF OPERATIONS

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                      Quarter ended
                            --------------------------------------------------------------
                              Aug. 2,      May 3,      Feb. 1,        Nov. 2,      Aug. 3,
                               1998         1998        1998           1997         1997
                            ----------   ----------   ----------    ----------   ----------
Revenue (in thousands)      $1,441,246   $1,326,950   $1,179,011    $1,318,871   $1,117,275
Cost of sales                     94.0%        93.6%        93.7%         93.2%        93.1%
                            ----------   ----------   ----------    ----------   ----------
Gross profit                       6.0          6.4          6.3           6.8          6.9
Operating and other expenses
  Operating expenses               5.4          6.0          6.2           5.2          5.2
  Restructuring and other
  one-time charges                 0.0          0.4          0.0           0.0          0.0
                            ----------   ----------   ----------    ----------   ----------
Operating income                   0.6          0.0          0.1           1.6          1.7

Other expenses - net               0.5          0.7          0.9           0.6          0.7
                            ----------   ----------   ----------    ----------   ----------
Income (loss) before income
taxes                              0.1         (0.7)        (0.8)          1.0          1.0

Income tax provision
(benefit)                          0.1         (0.3)        (0.3)          0.4          0.4
                            ----------   ----------   ----------    ----------   ----------
Net income (loss)                  0.0%        (0.4)%       (0.5)%         0.6%         0.6%
                            ==========   ==========   ==========    ==========   ==========

TOTAL REVENUE. Total revenue of $1.4 billion increased $324 million, or 29%, for the quarter ended August 2, 1998 as compared to the quarter ended August 3, 1997. This revenue increase included a $258 million, or 24%, increase in Pinacor (distribution business) revenue, a $48 million, or 12%, increase in Integration revenue and a decrease in the elimination of intercompany revenue. The increase in revenue was attributable to sales to resellers added since August 3, 1997, increased demand for the Company's major suppliers' products, the Company's addition of new product offerings and the growth of the microcomputer products industry.

Total revenue increased $887 million, or 29%, for the 39 weeks ended August 2, 1998 as compared to the 39 weeks ended August 3, 1997. This revenue increase included a $680 million, or 23%, increase in Pinacor revenue and a $286 million, or 27% increase in Integration revenue, partially offset by an increase in intercompany eliminations.

GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 6.0% for the quarter ended August 2, 1998 and6.9% for the quarter ended August 3, 1997. The gross profit percentage was 6.2% for the 39 weeks ended August 2, 1998 as compared to 6.8% for the 39 weeks ended August 3, 1997.

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

OPERATING EXPENSES. As a percentage of revenue, operating expenses were 5.4% for the quarter ended August 2, 1998 compared to 5.2% for the quarter ended August 3, 1997. Operating expenses increased $20 million to $78 million for the quarter ended August 2, 1998, as compared to the quarter ended August 3, 1997. Operating expenses increased from $157 million, or 5.1% of revenue, for the 39 weeks ended August 3, 1997 to $231 million, or 5.8% of revenue, for the 39 weeks ended August 2, 1998. The increase in operating expenses was primarily in Integration, and was attributable to acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other businesses), the costs associated with assimilating these acquisitions, start-up costs of several new locations, and the build-up of infrastructure associated with Integration's increasing levels of service revenue.

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

OTHER EXPENSES - NET. Other expenses - net decreased to $7.4 million for the quarter ended August 2, 1998 from $7.7 million for the quarter ended August 3, 1997 primarily due to lower average daily borrowings resulting from lower inventory balances during the quarter, partially offset by increased amortization expense associated with goodwill from acquisitions. Other expenses
- net increased to $27.5 million for the 39 weeks ended August 2, 1998 from $20.0 million for the 39 weeks ended August 3, 1997. This increase was due to higher average daily borrowings, primarily in the first two fiscal quarters of fiscal 1998, to support higher inventory and accounts receivable levels and to increased amortization expense associated with goodwill from acquisitions.

SUPPLIER INCENTIVE FUNDS

The key vendors of the Company provide various incentives for promoting and marketing their product offerings. A large portion of the incentives are passed on to the Company's customers. However, a portion of the incentives positively impact the Company's income. Beginning in May 1998, the major manufactures announced and/or instituted changes in their sales incentive programs and inventory management programs. Pursuant to these changes, the major manufactures will (i) provide price protection for periods ranging from 2 to 4 weeks rather than the unlimited protection previously available, (ii) allow product returns on average of 2% to 3% of product sales per quarter, rather than the 5% of sales per quarter previously available, and (iii) provide incentives based on sales of the manufacturers' products, rather than on purchases of the products from the manufacturers. Further changes in these incentives could have a material adverse effect on the Company's operating results.

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

Cash provided by operating activities was $87 million for the 39 weeks ended August 2, 1998 as compared to cash used of $5 million for the 39 weeks ended August 3, 1997. The increase was primarily due to a change in cash provided or used by accounts receivable, inventory and accounts payable. During the 39 weeks ended August 2, 1998, $224 million was provided by changes in inventory and accounts payable compared to $32 million used by changes in inventory and accounts payable during the 39 weeks ended August 3, 1997. This was partially offset by a change in cash used by accounts receivable. During the 39 weeks ended August 2, 1998, $150 million of cash was used by changes in accounts receivable compared to $2 million used during the 39 weeks ended August 3, 1997.

The number of days cost of sales in ending inventory decreased from 35 days at November 2, 1997 to 29 days at August 2, 1998. The number of days' cost of sales in ending accounts payable increased from 49 days at November 2, 1997 to 54 days at August 2, 1998. The number of days' sales in ending accounts receivable was 25 days at August 2, 1998 compared to 16 days at November 2, 1997. This increase in receivables days outstanding was due to a decrease in accounts receivable sold to a finance company. The receivables days adjusted for sold receivables were 32 days at August 2, 1998 and 35 days at November 2, 1997.

Cash used in investing activities increased from $19 million during the 39 weeks ended August 3, 1997 to $37 million during the 39 weeks ended August 2, 1998 due to increased purchases of property and equipment as a result of increased spending for electronic commerce initiatives and capacity expansion in systems and facilities.

Cash used in financing activities was $30 million during the 39 weeks ended August 2, 1998 compared to cash provided of $45 million during the 39 weeks ended August 2, 1997, primarily due to a change in net borrowings under the Company's line of credit between the periods.

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