Form 10-K
period 1998-11-01
MICROAGE INC /DE/
filed 1999-01-29
CIK 814249

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended November 1, 1998 or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________to ___________

                         Commission File Number 0-15995


                                 MICROAGE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        86-0321346
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

2400 South MicroAge Way, Tempe, Arizona                   85282-1896
---------------------------------------                   ----------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (602) 366-2000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 Par Value Per Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $299.9 million at December 31, 1998, based on the closing market price of the Common Stock on such date, as reported by the Nasdaq
Stock Market.

The number of shares of the registrant's Common Stock outstanding at December 31, 1998 was 20,315,711.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on March 31, 1999 are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

       MicroAge, Inc. ("MICROAGE" or the "COMPANY"), was incorporated in the State of Arizona in 1976 and reincorporated in the State of Delaware in 1987. The Company is a global provider of efficient technology solutions. The Company does business in more than 40 countries and offers over 21,000 products from more than 500 suppliers, backed by a suite of technical, financial, logistics, and account management services.

       In February 1998, the Company initiated a plan to restructure the Company into two independent businesses--a distribution business operated through a wholly-owned subsidiary, Pinacor, Inc. ("PINACOR"), and an integration business ("MICROAGE IT SERVICES"). Pinacor and MicroAge IT Services each have separate management teams, operate autonomously in their respective marketplaces, and contract with MicroAge Headquarters for a limited number of services, such as payroll processing and employee benefits.

       Unless the context otherwise requires, as used herein, the term the "Company" refers to MicroAge, Inc., its predecessors, and subsidiaries. The Company's headquarters are located at 2400 South MicroAge Way, Tempe, Arizona 85282-1896, and its telephone number is (602) 366-2000. The Company also maintains a web page on the world wide web at www.microage.com. Pinacor maintains a separate web page at www.pinacor.com.

       Certain  statements  in this  Item  may be  "forward-looking  statements"
within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These forward-looking statements may include projections of revenue and net income and issues that may affect revenue or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: intense competition; narrow margins; dependence on supplier incentive funds; product supply and dependence on key vendors; potential fluctuations in quarterly results; risks of declines in inventory values; no assurance of successful acquisitions or investments; capital intensive nature of the Company's business; dependence on information systems; dependence on independent shipping companies; rapid technological change; possible volatility of stock price; and the Company's future relationship with Pinacor. EXHIBIT 99.1 to this Annual Report on Form 10-K, which is attached hereto and incorporated by reference herein, discusses these important factors in greater detail. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

MICROAGE IT SERVICES

GENERAL

       The Company's business activities, other than those conducted by Pinacor, the Company's distribution subsidiary, are currently conducted by MicroAge IT Services, which provides ISO 9001-certified multi-supplier integration services and distributed computing solutions to large organizations worldwide. MicroAge IT Services serves corporations, institutions, and government agencies through its network of more than 40 company-owned locations, in addition to owner-managed branches and alliance partners spanning more than 40 countries.

BUSINESS STRATEGY

       MicroAge IT Services' strategic vision is to become the preferred information technology infrastructure services company for distributed computing solutions. MicroAge IT Services' dual strategic focus is to pursue profit expansion and revenue growth. MicroAge IT Services' profit expansion strategy focuses on the addition and expansion of higher-margin products and services and on expense control, including the improvement of MicroAge IT Services' internal processes and procedures, and effective asset management. Revenue growth is driven primarily by sales to new clients and the expansion of service offerings to existing clients. There can be no assurance that MicroAge IT Services will experience growth in revenue or profits.

CORE SERVICE OFFERINGS

       MicroAge  IT  Services  is   dedicated  to  building   long-term   client
relationships by delivering a consistent level of quality information technology services, within the following core service offerings:

       PROCUREMENT SUPPORT

       Procurement Support assists clients in every phase of the information technology procurement process. MicroAge IT Services works with clients to help them identify their system needs, streamline internal procurement processes, and design, implement, and integrate systems to meet their particular needs. Procurement support allows clients to achieve strategic goals by reducing procurement costs and order cycle time, and increasing internal customer satisfaction. A major component of Procurement Support is the delivery of the Company's Quality Integration Services (QIS). QIS serves clients from its ISO 9001-certified facility in Tempe, Arizona. Among the services offered by QIS are systems assembly, including refurbishment; concurrent engineering, design, assembly, and prototype testing, and vendor service upgrades. Additionally, QIS offers inventory services that give clients the ability to coordinate procurement, delivery, and billing from multiple suppliers, purchase-in-place services, and seed unit services that make the new technology available to clients for evaluation purposes. The Company's long-standing relationships with all major technology manufacturers allows MicroAge IT Services to provide the latest and best technology to clients and to provide consistent integration of multi-vendor solutions.

       DESKTOP MANAGEMENT SERVICES

       Desktop Management Services works with clients to develop, deploy, and support network and information systems. MicroAge IT Services provides a wide spectrum of desktop solutions including planning, system/network maintenance, installation, staffing, asset management, and help desk options. Through Desktop Management, MicroAge IT Services meets a wide spectrum of client needs, from event or project-based solutions to comprehensive integrated desktop outsourcing solutions.

       PROGRAM AND PROJECT MANAGEMENT

       MicroAge IT Services' Program and Project Management services provide clients with centralized oversight of information technology projects. Program and Project Management brings all of MicroAge IT Services' service offerings together and provides effective, reliable IT solutions.

       PROFESSIONAL SERVICES

       MicroAge IT Services provides Professional Services in the following four key service practices: Back Office Services, Infrastructure Services, Systems Management, and Business Systems. Back Office Services targets consulting and project services for network operating systems such as Microsoft and Novell Network. Additional Back Office Services also include e-mail, planning software, and fault tolerance solutions. Infrastructure Services includes establishing Local Area Networks (LAN), Wide Area Networks (WAN), security, remote access, and data storage. Systems Management provides consulting and services for managing complex network environments, including audit, design, and implementation of systems from major software providers. Business Systems provides services in the areas of intranet and Internet-based technologies and systems for electronic commerce, process re-engineering, and work-flow integration.

MICROAGE TELESERVICES

       MicroAge Teleservices offers customized outsourced telephonic support services to manufacturers, large corporations, and technology organizations. Through its telephony support infrastructure, MicroAge Teleservices provides solutions for corporate customers requiring any combination of inbound, outbound, and technical support. MicroAge Teleservices currently employs almost 1,000 associates and conducts its telephonic support services from three strategic call centers located in Santa Maria, California; Las Vegas, Nevada; and Tempe, Arizona.

ACQUISITIONS AND INVESTMENTS

       The Company has acquired or invested in, and intends to acquire or invest in, systems integrators to increase the Company's core service competencies, expand the Company's geographic coverage in key market areas, and strengthen the Company's direct relationship with end-user customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 7 and Note 3 to the Company's Consolidated Financial Statements in Part II, Item 8 for additional information about the Company's acquisition activities.

PRODUCTS AND SUPPLIERS

       During the fiscal year ended November 1, 1998, MicroAge IT Services purchased approximately 85% of its computer product needs, including both hardware and software, from Pinacor. In December 1998, MicroAge and Pinacor entered into a supply agreement (the "DISTRIBUTOR AGREEMENT") pursuant to which Pinacor supplies products to MicroAge IT Services. The Distributor Agreement will be in place for two years and may be extended for a third year with the mutual consent of MicroAge and Pinacor. The agreement may be terminated upon 90 days notice. While MicroAge IT Services has a choice of distributors from which it can purchase products, given its strong relationship with Pinacor and the stability of product supply, MicroAge IT Services currently chooses to purchase a substantial majority of its product needs from Pinacor.

COMPETITION

       The markets in which MicroAge IT Services operate are characterized by intense competition from original equipment manufacturers (OEMs), such as Dell, COMPAQ, Hewlett-Packard and IBM, and other systems integrators and IT service companies such as InaCom Corp.; Entex Information Services, Inc.; CompuCom Systems; and DecisionOne Corporation. MicroAge IT Services expects to face further competition from new market entrants and possible alliances between competitors in the future. Certain of MicroAge IT Services' current and potential competitors have greater financial, technical, marketing, and other resources than MicroAge IT Services. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion, and sales of their products and services, or to be more effective in responding to competitive bidding situations than MicroAge IT Services. The principal competitive factors in the systems integration industry include the breadth and quality of product and service offerings, product availability, pricing, and expertise and size of workforce. MicroAge IT Services believes it competes favorably with respect to each of these factors.

TRADEMARKS AND SERVICE MARKS

       The Company holds various trademarks and service marks, including, among others, MicroAge(R), The Solution Store(R), The Solution Center(R), Solutions(R), MicroSource(R), and MicroAge 2000(R). All trademarks and service marks are registered, or pending registration, in the United States, and certain trademarks and service marks are registered in various foreign countries. The marks are not otherwise registered with any states; however, the Company also claims common law rights to the marks based on adoption and use. Management believes that the value of the Company's marks is increasing with the development of its business, but that the business of the Company as a whole is not materially dependent on such marks.

PINACOR

GENERAL

       Pinacor is a wholesale distributor of microcomputer products with locations in North and South America. Pinacor markets microcomputer hardware, networking equipment, software products and related services to more than 25,000 reseller customers in multiple countries. Pinacor operates in three principal market sectors: the Integrator Sector, consisting of value-added resellers, systems integrators, network integrators, application value-added resellers, and OEMs; the Commercial Sector, consisting of direct marketers, independent dealers, and owner-operated chains; and the Consumer Sector, consisting of consumer electronics stores, computer superstores, catalog resellers, mass merchants, office product superstores, software-only stores, and warehouse clubs. As a wholesale distributor, Pinacor markets its products to each of these types of resellers as opposed to marketing directly to end-user customers.

       Pinacor offers one-stop shopping to its reseller customers by providing access to more than 21,000 products from over 200 principal suppliers, including most of the microcomputer industry's leading hardware manufacturers, networking equipment suppliers, and software publishers. Pinacor's broad product offerings include: desktop and notebook personal computers, servers, and workstations; mass storage devices; CD-ROM drives; monitors; printers; scanners; modems; networking hubs, routers, and telephone switches; network interface cards; business application software; operating software; and computer supplies. Pinacor's suppliers include IBM, COMPAQ, Hewlett-Packard, Apple, Microsoft, Toshiba, Novell, 3Com, Fujitsu, Hitachi, Canon, Lexmark, Sony, NEC, Panasonic, and Lucent.

       Pinacor is focused on providing a broad range of products and services, quick and efficient order fulfillment, and consistent on-time and accurate delivery to its reseller customers. Pinacor believes that its information systems provide a competitive advantage through real-time information access and processing capabilities. These on-line information systems, coupled with its leading operations in telesales, credit, customer service, purchasing, technical support, and logistics, enable Pinacor to provide its reseller customers with superior service and low cost. In addition, to enhance sales and to support its suppliers and reseller customers, Pinacor provides a wide range of value-added services, such as customer fulfillment, tailored financing programs, systems configuration, marketing programs, and electronic commerce.

BUSINESS STRATEGY

       Pinacor believes that it has the customer relationships, the suppliers, the capabilities, and the systems critical for long-term success in the microcomputer products distribution industry. Pinacor generally is able to purchase products in large quantities and to avail itself of special purchase opportunities from a broad range of suppliers. This allows Pinacor to take advantage of various discounts from its suppliers, which in turn enables Pinacor to provide competitive pricing to its reseller customers. Pinacor's size and location have permitted it to attract highly qualified associates and increase its investment in personnel development and training. Pinacor's relationship with MicroAge IT Services as a customer gives it the lead in providing procurement services to both large and small integrators. Finally, Pinacor benefits from being able to make large investments in information systems, warehousing systems, and support infrastructure. Pinacor is pursuing a number of strategies to further enhance its leadership position within the microcomputer marketplace, including: expanding market coverage; strengthening customer relationships; exploring information systems and electronic commerce capabilities; building strategic relationships with suppliers; delivering value-added services to suppliers and resellers through capacity expansion; and developing human resources for excellence and to support future growth.

DISTRIBUTION SERVICES

       Product orders are fulfilled and shipped from strategic distribution centers located in Tempe, Arizona; Cincinnati, Ohio; Reno, Nevada; Miami, Florida; Paulsboro, New Jersey; and Allen, Texas for delivery in one to three business days to a reseller or end-user anywhere in the continental United States. In addition, Pinacor has in-country distribution facilities in Columbia, Venezuela, Bolivia, and Ecuador. Combined, these facilities encompass more than 1,000,000 square feet of warehouse space and can distribute products anywhere in the Americas. In conjunction with product ordering and shipment, Pinacor offers various services to end-user customers and resellers, including expedited delivery, vendor direct shipment, and deferred shipment. Pinacor has relationships with more than 500 on-demand suppliers to quickly procure products outside of the its major manufacturing alliances. Pinacor also offers consigned storage and redistribution of customer-owned proprietary products.

INTEGRATION SERVICES

       Pinacor has Quality Integration Centers (QICs) located in Cincinnati, Ohio and Allen, Texas, and colocated in Tempe, Arizona with MicroAge IT Services. Pinacor's Cincinnati, Ohio and Tempe, Arizona QICs are ISO 9001-certified and offer custom integration services, including systems set-up; local area network integration and testing; board-level enhancement; disk or tape drive installation; device testing; and software loading, including complex operating systems. Pinacor's QIC in Allen, Texas is ISO 9002-certified. Each integrated system is tested and inspected before delivery to ensure that manufacturer and customer specifications are met. The QICs can incorporate unique or highly complex system testing requirements into the integration process. The QICs also direct-ship configured systems to end-user customers, allowing resellers to service these customers more profitably by reducing inventory levels, carrying costs, and freight expense, and by freeing up technical staff.

PINACOR PRODUCTS AND SERVICES

       Pinacor provides customers with market-leading products from hardware, software, peripheral, and imaging manufacturers. Pinacor offers a comprehensive inventory of more than 21,000 products from over 200 principal suppliers, including most of the microcomputer industry's leading hardware manufacturers, networking equipment suppliers, and software publishers. Pinacor's broad product offerings include: desktop and notebook personal computers, servers, and workstations; mass storage devices; CD-ROM drives; monitors; printers; scanners; modems; networking hubs, routers and telephone switches; network interface cards; business application software; entertainment software; and computer supplies. Pinacor's suppliers include IBM, COMPAQ, Hewlett-Packard, Microsoft, Toshiba, Novell, 3Com, Fujitsu, Hitachi, Sony, NEC, Panasonic, and Lucent. In addition, Pinacor is one of two U.S. distributors of Apple products.

       Pinacor is focused on providing a broad range of products and services, quick and efficient order fulfillment, and consistent on-time and accurate delivery to its reseller customers around the world. Pinacor believes that its information systems provide a competitive advantage through real-time worldwide information access and processing capabilities. These on-line information systems, coupled with Pinacor's exacting operating procedures in telesales, credit support, customer service, purchasing, technical support, and warehouse operations, enable Pinacor to provide its reseller customers with superior service in an efficient and low cost manner. In addition, to enhance sales and to support its suppliers and reseller customers, Pinacor provides a wide range of value-added services, such as order fulfillment, tailored financing programs, systems configuration, and marketing programs. Through its ECworkgate products, Pinacor offers a complete family of electronic commerce products designed to improve productivity, increase sales, and reduce expenses by providing real-time information focused around core business processes.

CHANNEL ASSEMBLY SERVICES

       Pinacor's QICs include state-of-the-art Assembly Solutions Areas dedicated to supporting systems assembly and joint manufacturing projects. Pinacor is a recognized leader in channel assembly and is an authorized assembly provider for IBM's Authorized Assembly Partner program, Hewlett-Packard's Extended Solutions Partnership Program, COMPAQ's Channel Configured Products Program, and channel assembly programs for Fujitsu, Panasonic, Toshiba, Sun Microsystems, and Acer.

RESELLERS

       GENERAL

       Resellers operate independently. Pinacor generally does not require minimum purchase levels from its reseller customers. The loss of any single reseller would not have a material adverse impact on the Company.

       RESELLER PURCHASING TERMS

       Pinacor offers resellers several financing options, including the option of purchasing products on open credit terms of up to 30 days, subject to credit review and approval. If Pinacor is successful in achieving continued revenue growth, this reseller financing program will place increased demands on Pinacor's working capital requirements to fund the associated increase in accounts receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 7 of this report.

COMPETITION

       Pinacor  operates  in  a  highly   competitive   environment  with  other
microcomputers distributors such as Ingram Micro, Inc., Tech Data Corp., and Merisel, Inc., both in the United States and Latin America. The microcomputer products distribution industry is characterized by intense competition based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customers needs, quality and breadth of product lines and services, availability of technical and product information, and recruitment and retention of resellers. Pinacor believes that it competes favorably with respect to each of these factors. As price points have declined, Pinacor believes that value-added service capabilities (such as configuration, innovative financing programs, order fulfillment, contract telesales, and contract warehousing) will become more important competitive factors. Certain of Pinacor's current and potential competitors have greater financial, technical, marketing, and other resources than Pinacor. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to development, promotion, and sales of their products and services, or to be more effective in responding to competitive bidding situations than Pinacor.

TRADEMARKS AND SERVICE MARKS

       Pinacor holds various trademarks and service marks, including, among others, Pinacor(TM), ECadvantage(TM), EC Media (TM), Netgenuity(TM), EC Configuration(TM), Infotour(TM), 20/20 Group(TM), EC Document(TM), Powerdisc(TM), and ZData(R). All trademarks and service marks are registered, or pending registration, in the United States, and certain trademarks and service marks are registered in various foreign countries. The marks are not otherwise registered with any states; however, Pinacor also claims common law rights to the marks based on adoption and use. Management believes that the value of Pinacor's marks is increasing with the development of its business, but that the business of Pinacor as a whole is not materially dependent on such marks.

PRODUCT STRATEGY

       Pinacor sells a broad selection of products with a predominant focus on the products of major microcomputer and peripheral manufacturers. Three suppliers of Pinacor each represented more than 10% of total product sales for the year ended November 1, 1998: COMPAQ, Hewlett-Packard, and IBM. The following table sets forth the percentage of sales of these suppliers' products for the last three fiscal years:

                                 1998       1997       1996
                                 ----       ----       ----
       COMPAQ                     26%        23%        22%
       Hewlett-Packard            19%        20%        20%
       IBM                        13%        14%        14%

Sales of these three manufacturers' products represented approximately 58%, 57%, and 56% of Pinacor's revenue from product sales during fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Pinacor's agreements with these suppliers generally are renewed periodically and permit termination by the vendor without cause, generally upon 30 to 90 days' notice, depending on the vendor. Pinacor believes that these provisions are standard in the computer reseller industry. In addition, Pinacor's business is dependent upon price and related terms and product availability provided by its key suppliers. Although Pinacor considers its relationships with COMPAQ, Hewlett-Packard, and IBM to be good, there can be no assurance that these relationships will continue as presently in effect or that changes by one or more of these key suppliers in their terms and conditions, volume discount schedules, or other marketing programs would not adversely affect Pinacor. Termination or nonrenewal of Pinacor's agreements with COMPAQ, Hewlett-Packard, or IBM would have a material adverse effect on Pinacor's business.

       Pinacor continually evaluates its product assortment based on technological advances, the market for information technology products, and resellers' requirements related to technological capability, product availability, and marketability. Over the last several years, Pinacor has expanded its product offerings in response to market conditions and has established relationships with new suppliers to distribute, service, and support both high-end, higher-priced workstation products as well as complementary computer peripheral products and software. These products generally carry higher profit margins than Pinacor's traditional brand name products and have historically been distributed primarily by wholesale distributors or sold directly to end-users by manufacturers. Sales of these products generally require the extension of credit by Pinacor, resulting in increased working capital requirements.

PRODUCT SUPPLY

       The computer reseller industry continues to experience product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply certain products. In addition, certain suppliers have initiated new channels of distribution that increase competition for the available product supply. The backlog of orders for products distributed by Pinacor was approximately $121.8 million on November 1, 1998, compared to approximately $100.9 million on November 2, 1997. This increase in backlog orders for fiscal year 1998 was due primarily to increased product demand. Such orders are not necessarily firm because customers may place orders with several computer resellers and will accept products from the first computer reseller to provide delivery. There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill all of Pinacor's customer orders on a timely basis. Although Pinacor has not historically encountered such conditions, the failure to obtain adequate product supplies, if competitors were able to obtain them, could have a material adverse effect on Pinacor's results of operations.

SUPPLIER RELATIONSHIPS

       Because of its quantity purchasing capabilities, Pinacor generally obtains volume discounts from its suppliers, enabling it to sell products to resellers on more favorable terms than the typical reseller could obtain on its own from such suppliers. Generally, Pinacor's agreements include provisions designed to protect Pinacor's inventory risk in the event of price reductions by its suppliers on eligible products in Pinacor's inventory and to permit the return of slow-moving and other products for credit (generally at cost minus a restocking fee). However, suppliers are now taking steps to reduce such price protection. Although Pinacor believes that it will be able to manage inventories at levels that minimize the risk of non-protected price decreases, there can be no assurance that losses from price reductions will not be incurred. Such losses could have a material adverse effect on Pinacor's results of operations. Subject to product availability, Pinacor carries inventory at levels that it believes will enable it to meet the anticipated needs of its resellers and end-user customers and, to a lesser extent, to take advantage of certain vendor discounts and promotions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the impact of supplier incentives on Pinacor's gross profit percentage.

       Several major suppliers sponsor payment programs with commercial credit companies to facilitate product sales to and through resellers. Such programs generally provide resellers with payment terms ranging from 30 to 60 days, depending on the supplier. Under these programs, Pinacor generally receives payment for product sales within three to five business days, thus significantly reducing Pinacor's working capital requirements and credit exposure.

RELATIONSHIP BETWEEN MICROAGE IT SERVICES AND PINACOR

       MicroAge IT Services and Pinacor currently provide services and products to each other pursuant to a number of agreements. MicroAge and Pinacor have entered into a Distributor Agreement pursuant to which Pinacor provides products, both hardware and software, to MicroAge IT Services. Under the agreement, Pinacor supplies products to MicroAge IT Services according to its then-current standard sales terms and conditions published at the time of purchase. Pinacor may offer MicroAge IT Services special pricing discounts based on the existence of specific, publicized manufacturer rebate programs. The Distributor Agreement will be in place for two years and may be extended for a third year with the mutual consent of MicroAge and Pinacor. Either party may terminate the agreement upon 90 days' notice.

       MicroAge and Pinacor have entered into an Automation Agreement pursuant to which Pinacor supplies data services from its mainframe system to MicroAge IT Services. Pinacor will continue to provide such services until such time as MicroAge IT Services establishes its own mainframe system.

       MicroAge and Pinacor have entered into an integration services agreement (the "QIS AGREEMENT") pursuant to which MicroAge IT Services provides integration services, such as operating system installation, software application installation, software device testing, mass media drive installation, asset tagging, and custom packaging and labeling, to Pinacor. All services are provided pursuant to a fee schedule included in the QIS Agreement. The term of the QIS Agreement is November 1, 1998 to October 31, 1999. It is anticipated that the QIS agreement will remain in place until such time as Pinacor no longer needs these services.

EMPLOYEES

GENERAL

       None of the Company's employees are represented by labor unions. The Company considers its employee relations to be good.

       MICROAGE IT SERVICES

       As of November 1, 1998, MicroAge IT Services employed approximately 4,500 persons, approximately 2,500 of whom were employed at over 40 branch locations.

       PINACOR

       As of November 1, 1998, Pinacor employed approximately 1,600 persons.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

       The  following  table  sets  forth  certain  information   regarding  the
executive officers of the Company as of January 15, 1999:

EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                   AGE     POSITION
----                   ---     --------

John H. Andrews         42  Executive Vice President - Operations

James R. Daniel         51  Executive Vice President - Support, Chief Financial
                            Officer, and Treasurer

James H. Domaz          43  Vice President, Corporate Counsel, and Assistant
                            Secretary

Alan P. Hald            52  Secretary

Christopher J. Koziol   38  Executive Vice President - Sales

James G. Manton         51  President, Chief Operating Officer, and Secretary,
                            Pinacor, Inc.

Robert W. Mason         56  Vice President and Chief Information Officer

Jeffrey D. McKeever     56  Chairman of the Board and Chief Executive Officer

Mark D. Mumford         37  Vice President - Finance, Pinacor, Inc.

Robert G. O'Malley      53  Chief Executive Officer, Pinacor, Inc.

Raymond L. Storck       38  Vice President - Controller and Assistant Treasurer

       JOHN H. ANDREWS has served as Executive Vice President-Operations since September 1998. Mr. Andrews served as President, Logistics Group of the Company from November 1996 to September 1998 and as President, MicroAge Logistics Services, MCCI, from July 1993 to September 1998. He also served as Vice President - Logistics of the Company from December 1995 to November 1996; Vice President - Operations from July 1993 to December 1995; Group Vice President, Operations from January 1993 to July 1993; Vice President and Chief Financial Officer from June 1990 to January 1993; and as Treasurer from June 1991 to January 1993. Mr. Andrews joined the Company in 1984 and served as Principal Accounting Officer from December 1988 to June 1990. Mr Andrews is a certified public accountant.

       JAMES R. DANIEL has served as Executive Vice President - Support since September 1998, as Chief Financial Officer of the Company since January 1993, and as Treasurer of the Company from January 1993 until December 1994. Mr. Daniel served as Senior Vice President from January 1993 to September 1998. He reassumed the title of Treasurer in September 1995. Prior to joining MicroAge, he served as Chief Financial Officer and Treasurer of Dell Computer Corporation from 1991 to 1993. Prior to Dell, he served as Chief Financial Officer and Treasurer for SCI Systems, Inc., an electronics contract manufacturer, from 1984 to 1991. Mr. Daniel is a certified public accountant.

       JAMES H. DOMAZ has served as Vice President since November 1997, Corporate Counsel and Assistant Secretary of the Company since November 1996, as Legal Counsel from April 1996 to November 1996, and Associate Counsel from May 1993 to April 1996. Prior to joining the Company he served as General Counsel for C&L Distributing, Inc. from May 1991 to May 1993.

       ALAN P. HALD has served as Secretary since February 1987. He also served as Vice-Chairman of the Board from October 1991 through April 1997. He co-founded the Company in August 1976 and served as a director of the Company from October 1976 to April, 1997. He also served as President from February 1993 to August 1993 and from October 1976 to February 1987, Chairman of the Board from February 1987 to October 1991 and Treasurer from February 1983 to February 1987. He has also served as Chairman, Image Choice since 1993.

       CHRISTOPHER J. KOZIOL has served as Executive Vice President - Sales since September 1998. Mr. Koziol served as President, Distribution Group from November 1996 to July 1998, and as Senior Vice President - Sales of the Company from May 1996 to September 1998. Mr. Koziol served as President, Pinacor, Inc. from March 1998 to August 1998. He served as President, MicroAge Infosystems Services, Inc. from October 1995 to January 1997, as President, MicroAge Infosystems Services, MCCI, from July 1993 to October 1995, and as Vice President, Sales, MCCI, from January 1992 to July 1993. He joined the Company in September 1985 and served as Director-Regional Support from March 1988 to December 1991.

       JAMES G. MANTON has served as President, Chief Operating Officer, and Secretary of Pinacor, Inc. since March 1998. Mr. Manton served as Senior Vice President - Operations of the Company from November 1996 to February 1998. He also served as Group Vice President - Technical Services, MicroAge Logistics Services, Inc. from September 1993 to November 1996 and as Vice President -
Technical Services, MicroAge Logistics Services, MCCI from January 1993 to September 1993. Mr. Manton served as Executive Vice President from January 1987 to February 1989, at which time he left the Company to start his own companies. He served as President of Unizone, Inc., a systems integrator, from March 1989 to July 1993 and as Chairman of QualiTime Strategies, Inc., a consulting firm engaged in cycle time reduction, from July 1991 to December 1992.

       ROBERT W. MASON has served as Vice President and Chief Information Officer of the Company since September 1998, and served as President, Services Group, from June 1997 to September 1998. Prior to joining the Company, he served as Vice President and CIO at Anheuser-Busch from 1994 to 1997, Manager of Information Services for GE Lighting from 1986 to 1994, and Director of Information Services for several of Johnson & Johnson's companies from 1969 to 1986. Mr. Mason's experience with the Johnson & Johnson companies included five years with Johnson & Johnson-Brazil and several years as CFO of Johnson & Johnson's Orthopedics company.

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

       MARK D. MUMFORD has served as Vice President - Finance of Pinacor, Inc. since March 1998. Mr. Mumford was Vice President of Supplier Finance and Pricing at MicroAge, Inc., from 1996 to 1998. Prior to that, he held various positions with the Company, including Controller from 1995 to 1996. Mumford joined MicroAge in 1990 as senior accounting manager. In 1992, he assumed the position of Director of Financial Accounting, Reporting and Acquisitions. Prior to joining the Company, Mr. Mumford held positions with PricewaterhouseCoopers and Deloitte & Touche. Mr. Mumford is a certified public accountant.

       ROBERT G. O'MALLEY has served as Chief Executive Officer of Pinacor, Inc. since March 1998. Mr. O'Malley served as President of the Company from November 1996 to March 1998 and as President, MicroAge Data Services, MCCI, from May 1995 to December 1995. He also served as Vice President - Services Marketing of the Company from January 1996 to November 1996. Prior to joining the Company, he held various positions with IBM Corporation since January 1976, including General Manager, PC Desktop Systems from September 1994 to February 1995; Vice President of Marketing & Brand Management - Americas from February 1994 to September 1994; Managing Director, Asia Pacific PC Operations from January 1992 to January 1994; Vice President, National Distribution Division, from August 1990 to December 1991; and Director, US Finance and Planning, from February 1988 to July 1990.

       RAYMOND L. STORCK has served as Vice President, Controller since July 1993 and Assistant Treasurer of the Company since October 1991. He joined the Company in 1986 and served in positions in accounting, reporting and analysis, including Director of Planning and Analysis from June 1990 to July 1991.

ITEM 2. PROPERTIES

GENERAL

       All facilities are leased. The Company believes that its properties and equipment are well-maintained, in good operating condition, and adequate for its present foreseeable needs.

       MICROAGE IT SERVICES

       MicroAge's executive offices are located in Tempe, Arizona and MicroAge IT Services occupies a commercial office building in Phoenix, Arizona. In addition, MicroAge IT Services shares its ISO-9001 certified Quality Integration Center in Tempe, Arizona with Pinacor. As of November 1, 1998, MicroAge IT Services operated 45 MicroAge-owned branches in the following cities: Anchorage, Alaska; Phoenix, Arizona; Cerritos, Irvine, Dublin, Santa Ana, Ventura, and Van Nuys, California; Westminster, Colorado; Hartford and Wilton, Connecticut; Boca Raton, Jacksonville, Miami, and Tampa, Florida; Atlanta, Georgia; Chicago and Rosemont, Illinois; Indianapolis, Indiana; Gaithersburg, Maryland; Burlington, Massachusetts; Novi, Michigan; Plymouth, Minnesota; Chesterfield, Missouri; Hampton, New Hampshire; Edison, New Jersey; Hauppauge and New York City, New York; Greensboro and Raleigh, North Carolina; Cincinnati and Columbus, Ohio; Oklahoma City and Tulsa, Oklahoma; Portland, Oregon; Exton and Pittsburgh, Pennsylvania; Greenville, South Carolina; Memphis and Nashville, Tennessee; Houston and Irving, Texas; Salt Lake City, Utah; Richmond, Virginia; and Bellevue, Washington. MicroAge IT Services also maintains Teleservices centers of approximately 58,000 square feet in Las Vegas, Nevada, approximately 67,000 square feet in Santa Maria, California, and approximately 125,000 square feet in Tempe, Arizona.

       PINACOR

       Pinacor's executive offices are located in Tempe, Arizona. Pinacor operates automated distribution and logistics centers in Tempe, Arizona and Cincinnati, Ohio, which occupy approximately 300,000 square feet each, and in Reno, Nevada, which occupies approximately 100,000 square feet. In addition, Pinacor has distribution centers occupying approximately 60,000 square feet in Miami, Florida, approximately 136,000 square feet in Paulsboro, New Jersey, and approximately 261,000 square feet in Allen, Texas. Combined, these facilities provide over 1,000,000 square feet of domestic warehouse space. Pinacor also has in-country distribution facilities in Columbia, Venezuela, Bolivia, and Ecuador. Pinacor shares MicroAge IT Services' 135,000 square foot ISO 9001-certified integration facility in Tempe, Arizona. Additionally, Pinacor maintains an ISO 9001-certified integration facility in Cincinnati, Ohio and an ISO 9002-certified integration facility in Allen, Texas.

ITEM 3. LEGAL PROCEEDINGS

       The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending proceedings to which the Company or any of its subsidiaries is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is traded on the over-the-counter market under the symbol MICA and is quoted on the Nasdaq Stock Market. The following table sets forth the quarterly high and low sale prices for the common stock as reported by the Nasdaq Stock Market for the two most recent fiscal years:

                                                 RANGE OF SALE PRICES
                                                 --------------------

       FISCAL 1997                                 HIGH            LOW
       -----------                                 ----            ---

       First Quarter.........................    $24 1/4         $12 3/4
       Second Quarter........................    $15 3/8         $12 1/2
       Third Quarter.........................    $24 1/4         $13 7/16
       Fourth Quarter........................    $29 1/4         $21 3/8

       FISCAL 1998                                  HIGH           LOW
       -----------                                  ----           ---

       First Quarter.........................    $25 3/4         $10 9/16
       Second Quarter........................    $16             $11 9/16
       Third Quarter.........................    $16 1/16        $13
       Fourth Quarter........................    $15 11/16       $ 8 29/32

       As of December 31, 1998, there were approximately 1,369 stockholders of record of the common stock. The Company believes that as of such date there were approximately 6,400 beneficial holders of the common stock.

       The Company has never declared or paid a cash dividend on its common stock and does not presently intend to do so. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition, and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

       The following selected financial data for the five fiscal year periods ended November 1, 1998 are derived from the Company's Consolidated Financial Statements. During fiscal 1998, the Company made an acquisition that was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the pooled company for all periods presented. In addition, a 1997 acquisition originally accounted for as a pooling of interests was restated under the purchase method of accounting - see Note 3 to the Consolidated Financial Statements. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INCOME STATEMENT DATA:

                                                   Fiscal years ended
                                --------------------------------------------------------
                                Nov. 1,      Nov. 2,     Nov. 3,     Oct. 29,   Oct. 30,
                                1998(1)       1997        1996       1995(2)     1994
                                -------       ----        ----       -------     ----
                                        (in thousands, except per share data)
Revenue                       $5,520,031   $4,379,208  $3,608,230  $3,018,288  $2,297,150

Gross profit                     353,241      297,465     206,981     162,608     125,449

Income (loss) before income
taxes                             (7,418)      43,579      26,543       3,211      28,923

Net income (loss)                 (8,325)      25,197      15,529       1,862      17,782

Diluted net income (loss) per
common share                  $    (0.42)  $     1.43  $     0.94  $     0.12  $     1.19

Diluted weighted average
common and common equivalent
shares                            19,783       17,635      16,452      15,910      14,953

BALANCE SHEET DATA:
                                Nov. 1,      Nov. 2,     Nov. 3,     Oct. 29,   Oct. 30,
                                 1998         1997        1996        1995        1994
                                 ----         ----        ----        ----        ----
                                                    (in thousands)

Working capital               $   78,610   $  126,264  $  114,965  $  110,310  $  115,711

Total assets                   1,315,143      919,396     711,979     594,474     529,626

Long-term obligations              5,553       35,187       3,991       4,176       2,157

Stockholders' equity             290,486      262,325     191,580     171,908     168,626

(1) The fiscal year ended November 1, 1998 included $5,600,000 of restructuring and other one-time charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) The fiscal year ended October 29, 1995 included $9,029,000 of restructuring and other one-time charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       During fiscal 1998, the Company made several acquisitions, one of which has been accounted for as a pooling of interests. In addition, one acquisition made during fiscal 1997 that had previously been accounted for as a pooling of interests is now accounted for under the purchase method. Accordingly, the Company's consolidated financial statements have been restated for all periods presented to include the accounts and operations of the pooled company acquired during fiscal 1998, and to exclude the accounts and operations (prior to the purchase date) of the company acquired during fiscal 1997 that is no longer accounted for as a pooling. See Note 3 to the Company's Consolidated Financial Statements in Part II, Item 8.

       In February 1998, the Company initiated a plan to restructure the Company into two independent businesses--a distribution business operated through a wholly-owned subsidiary, Pinacor, Inc., and an integration business, MicroAge IT Services. Pinacor and MicroAge IT Services have separate management teams, operate autonomously in their respective marketplaces, and contract with MicroAge Headquarters for a limited number of services, such as payroll processing and employee benefits. See "Restructuring and Other One-Time Charges" below. In May, 1998, the Company announced that it had retained an investment banking firm to help explore financial options for Pinacor designed to enhance shareholder value.

       Certain  statements  in this  Item  may be  "forward-looking  statements"
within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These forward-looking statements may include projections of revenue and net income and issues that may affect revenue or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: intense competition; narrow margins; dependence on supplier incentive funds; product supply and dependence on key vendors; potential fluctuations in quarterly results; risks of declines in inventory values; no assurance of successful acquisitions or investments; capital intensive nature of the Company's business; dependence on information systems; dependence on independent shipping companies; rapid technological change; possible volatility of stock price; and the Company's future relationship with Pinacor. EXHIBIT 99.1 to this Annual Report on Form 10-K, which is attached hereto and incorporated by reference herein, discusses these important factors in greater detail. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

       The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                Fiscal years ended
                                     --------------------------------------
                                       Nov. 1,        Nov. 2,       Nov. 3,
                                        1998           1997          1996
                                        ----           ----          ----
Revenue                              $5,520,031     $4,379,208    $3,608,230

Cost of sales                              93.6%          93.2%         94.3%

Gross profit                                6.4            6.8           5.7

Operating and other expenses

  Operating expenses                        5.8            5.2           4.6

  Restructuring and other one-time
   charges                                   .1           --              --
                                     ----------     ----------    ----------

      Total                                 5.9            5.2           4.6
                                     ----------     ----------    ----------

Operating income                             .5            1.6           1.1

Other expenses - net                         .7             .6            .4
                                     ----------     ----------    ----------

Income (loss) before income taxes           (.2)           1.0            .7

Provision for income taxes                   --             .4            .3
                                     ----------     ----------    ----------

Net income (loss)                           (.2)%           .6%           .4%
                                     ==========     ==========    ==========

FISCAL YEAR ENDED NOVEMBER 1, 1998 VERSUS FISCAL YEAR ENDED NOVEMBER 2, 1997

       TOTAL REVENUE. Total revenue during fiscal 1998 was $5.5 billion. Pinacor (distribution business) revenues totaled $5.0 billion and MicroAge IT Services (integration) revenues totaled $1.8 billion. On a consolidated basis, these revenues were partially offset by eliminations of intercompany revenues of $1.3 billion.

       Total revenue increased $1.1 billion, or 26%, for the fiscal year ended November 1, 1998 as compared to the fiscal year ended November 2, 1997. This revenue increase included a $900 million, or 22%, increase, in Pinacor revenue and a $298 million, or 19%, increase in MicroAge IT Services revenue, partially offset by an increase in intercompany eliminations.

       The increase in consolidated revenue was attributable to sales to resellers added since November 2, 1997, increased demand for the Company's major suppliers' products, improved product availability, the Company's addition of new product offerings, the growth of the microcomputer products industry and acquisitions of reseller locations.

       GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 6.4% for the fiscal year ended November 1, 1998 and 6.8% for the fiscal year ended November 2, 1997.

       The decrease in the Company's gross profit percentage was due to lower margins on Pinacor sales combined with the fact that MicroAge IT Services revenues, which have higher gross margins, comprised a smaller percentage of total revenues. In Pinacor, gross margins on sales to reseller customers decreased due to increased competitive pressures. In addition, supplier incentive funds were lower as a percentage of total Pinacor revenue and net freight expense increased as a percentage of revenue. The freight expense increase as a percentage of revenue was primarily due to a decrease in the average selling price per pound of product shipped as well as an increase in the cost per pound shipped. MicroAge IT Services margins increased due to an increase in service revenue, which has higher gross margins than product revenue margins. This increase was partially offset by lower margins on MicroAge IT Services product sales to end-user customers due to competitive pricing pressures.

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

       OPERATING EXPENSE PERCENTAGE. As a percentage of revenue, operating expenses increased to 5.8% for the fiscal year ended November 1, 1998, compared to 5.2% for the fiscal year ended November 2, 1997. The increase in operating expenses was primarily in MicroAge IT Services and was attributable to acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other businesses), the costs associated with assimilating these acquisitions, start-up costs of several new locations, and the build-up of infrastructure associated with MicroAge IT Services' increasing levels of service revenue.

       RESTRUCTURING AND OTHER ONE-TIME CHARGES. In connection with the restructuring plan discussed above, the Company recorded a $5.6 million charge for the second quarter of fiscal 1998. The restructuring and other one-time charges included $3.6 million for employee termination benefits, $1.1 million for the closing and consolidation of redundant locations, and $0.9 million for other costs related to the restructuring, primarily one-time costs incurred in establishing Pinacor and MicroAge IT Services as separate businesses. The charges associated with employee termination benefits consist primarily of severance pay for approximately 250 associates. The reductions occurred in virtually all areas of the Company and have been completed.

       OTHER EXPENSES - NET. Other expenses - net increased to $33.4 million for the fiscal year ended November 1, 1998 from $27.6 million for the fiscal year ended November 2, 1997. This increase was due to higher average daily borrowings, primarily in the first two fiscal quarters of fiscal 1998, to support higher inventory and accounts receivable levels and to increased amortization expense associated with goodwill from acquisitions.

FISCAL YEAR ENDED NOVEMBER 2, 1997 VERSUS FISCAL YEAR ENDED NOVEMBER 3, 1996

       The fiscal year ended November 2, 1997 included 52 weeks, while the fiscal year ended November 3, 1996 included 53 weeks. See Note 2 to the Company's Consolidated Financial Statements in Part II, Item 8.

       TOTAL REVENUE. Total revenue during fiscal 1997 was $4.4 billion. Pinacor revenues totaled $4.1 billion and MicroAge IT Services revenues totaled $1.5 billion. On a consolidated basis, these revenues were partially offset by eliminations of intercompany revenues of $1.2 billion.

       Total revenue increased $771 million, or 21%, for the fiscal year ended November 2, 1997 as compared to the fiscal year ended November 3, 1996. This revenue increase included a $766 million, or 23%, increase in Pinacor revenue and a $313 million, or 26%, increase in MicroAge IT Services revenue, partially offset by an increase in intercompany eliminations.

       The increase in revenue was attributable to sales to resellers added since November 3, 1996, increased demand for the Company's major suppliers' products, improved product availability, the Company's addition of new product offerings, the growth of the microcomputer products industry and acquisitions of reseller locations.

       GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 6.8% for the fiscal year ended November 2, 1997 and 5.7% for the fiscal year ended November 3, 1996. The increase in the Company's gross profit percentage results primarily from a higher service content in revenues, which generates higher margins, the growth of the Company's integration business, including acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other business groups), and increasing supplier incentives and early pay discounts.

       OPERATING EXPENSE PERCENTAGE. As a percentage of revenue, operating expenses increased to 5.2% for the fiscal year ended November 2, 1997 compared to 4.6% for the fiscal year ended November 3, 1996. The increase in operating expenses as a percentage of revenue was primarily due to acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other business groups) and to increased spending in support of electronic commerce initiatives and capacity expansion in personnel, systems and facilities.

       OTHER EXPENSES - NET. Other expenses - net increased to $27.6 million for the fiscal year ended November 2, 1997 from $14.0 million for the fiscal year ended November 3, 1996. The increase was primarily attributable to increases in average daily borrowings to support higher inventory and accounts receivable levels and to take advantage of early payment discount opportunities. The early pay discounts are reflected in the Company's gross profit.

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

SUPPLIER INCENTIVE FUNDS

       The key vendors of the Company provide various incentives for promoting and marketing their product offerings. A large portion of the incentives are passed on to the Company's customers. However, a portion of the incentives positively impact the Company's income. Beginning in May 1998, the major manufacturers announced and/or instituted changes in their sales incentive programs and inventory management programs. Pursuant to these changes, the major manufacturers will (i) provide price protection for periods ranging from 2 to 4 weeks rather than the unlimited protection previously available, (ii) allow product returns on average of 2% to 3% of product sales per quarter, rather than the 5% of sales per quarter previously available, and (iii) provide incentives based on sales of the manufacturers' products, rather than on purchases of the products from the manufacturers. Further changes in these incentives could have a material adverse effect on the Company's operating results.

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

       The Company has acquired or invested in, and intends to acquire or invest in, resellers to increase core service competencies, expand the Company's geographic coverage in key market areas, and strengthen the Company's direct relationships with end-user customers. During fiscal 1998, the Company completed eight acquisitions. In addition to cash and other consideration, the Company issued 2,167,454 shares of common stock in connection with the acquisitions. See
Note 3 to the Company's Consolidated Financial Statements in Part II, Item 8 for additional information regarding these acquisitions. In addition to these acquisitions, the Company made investments in or loans to companies totaling $3.8 million during fiscal 1998. See Note 13 to the Company's Consolidated Financial Statements in Part II, Item 8 for information regarding non-cash investment activities. The Company's future acquisitions or investments may be made utilizing cash, stock or a combination of cash and stock.

       Cash provided by operating activities was $104 million in 1998 as compared to $4 million in 1997. The increase was primarily due to a change in cash provided or used by accounts receivable, inventory, and accounts payable. During fiscal 1998, $63 million was provided by changes in accounts receivable, inventory and accounts payable compared to $45 million used by changes in accounts receivable, inventory and accounts payable during 1997.

       The cash provided in 1998 was the result of a decrease in days cost of sales in ending inventory from 35 days at the end of 1997 to 30 days at the end of 1998, while days cost of sales in ending accounts payable increased from 49 days to 60 days for the same period. This was partially offset by an increase in receivables days outstanding from 16 at November 2, 1997 to 30 at November 1, 1998. The increase in receivables days outstanding was due to a decrease in accounts receivable sold to a finance company from $279 million at November 2, 1997 to $39 million at November 1, 1998. The receivables days adjusted for sold receivables were 33 days at November 1, 1998 and 35 days at November 2, 1997.

       Cash used in investing activities increased from $37 million in 1997 to $50 million in 1998 due to a $7 million increase in purchases of property and equipment as a result of increased spending for electronic commerce initiatives and capacity expansion in systems and facilities, and a $6 million increase in purchases of businesses and investments in unconsolidated companies.

       Cash used by financing activities was $34 million in 1998 compared to cash provided in 1997 of $33 million. The change was primarily due to decreased borrowings under the Company's line of credit.

       The Company maintains three financing agreements (the "AGREEMENTS") with financing facilities totaling $800 million. The Agreements include an accounts receivable facility (the "A/R FACILITY") and inventory financing facilities (the "INVENTORY FACILITIES").

       Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At November 1, 1998, the net amount of sold accounts receivable was $39 million.

       The Inventory Facilities provide for borrowings up to $450 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("INVENTORY LINES OF CREDIT") and a line of credit for general working capital requirements
("SUPPLEMENTAL LINE OF CREDIT"). Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. Amounts borrowed under the Supplemental Line of Credit may remain outstanding until the expiration date of the Agreements (August 2000). No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At November 1, 1998, the Company had $386 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and nothing outstanding under the Supplemental Line of Credit.

       Of the $800 million of financing capacity represented by the Agreements, $375 million was unused as of November 1, 1998. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed.

       Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including tangible net worth requirements and ratios of debt to tangible net worth and current assets to current liabilities. At November 1, 1998, the Company was in compliance with these covenants.

       In addition to the financing facilities discussed above, the Company maintains an accounts receivable purchase agreement (the "PURCHASE AGREEMENT") with a commercial credit corporation (the "BUYER") whereby the Buyer agrees to purchase, from time to time at its option, on a limited recourse basis, certain accounts receivable of the Company. Under the terms of the Purchase Agreement, no finance charges are assessed if the accounts are settled within forty days. At November 1, 1998, the net amount of sold accounts receivable under the Purchase Agreement was $37 million.

       The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

       Several of the Company's major suppliers have announced their intention to change the terms within their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes, when implemented, will increase the Company's working capital requirements and will increase the Company's financing costs. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

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

YEAR 2000 READINESS DISCLOSURE

       The term "Year 2000 problem" is a general term used to describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other equipment as the year 2000 approaches and is reached. These problems generally arise from the fact that computers and equipment have historically used two-digit fields that recognize dates using the assumption that the first two digits are "19." On January 1, 2000, systems using two-digit date fields could recognize a date using "00" as the year 1900 rather than the year 2000.

       The Company started a Year 2000 awareness campaign in 1996. In 1996, a Year 2000 team was formed to address the Company's Year 2000 issues. In connection with this effort, the Company inventoried all critical systems with Year 2000 implications. The Company then assessed whether inventoried items were Year 2000 ready. The inventory and assessment phases are both 100% complete for all mission critical systems. The final step involves remediation of those systems that are not Year 2000 ready. The Company estimates that the remediation process is 90% complete, and the few remaining mission critical systems that are not ready are planned to be upgraded to a new vendor release, replaced, or retired in the first half of 1999.

       The Company also has surveyed its stocking manufacturers and obtained the manufacturer's Year 2000 readiness statements or warranty, where available. A database has been implemented to track this supplier information. Currently, a substantial majority of stocking manufacturers have stated that their currently-available products are capable of processing date sensitive information in the Year 2000 and beyond. Manufacturers are using various forms of terminology when referring to their product's Year 2000 status, such as "ready," "compliant," or "capable." The definitions are not consistent and do not guarantee that when the products are interfaced they will operate as represented by the manufacturer. The Company is a distributor and integrator of computer systems, not a manufacturer. Therefore, and generally, the Company does not provide any additional warranty or certification and does not assume any liability in the event the product does not perform according to the supplier's warranty or statement.

       With respect to external parties that provide critical goods and services to the Company, including utility companies, telecommunication service companies, shipping companies, and other service providers outside the Company's control, the Company is seeking assurances, either through formal communications or otherwise, that such parties will be Year 2000 ready.

       The Company estimates that it has spent $1.3 million upgrading its computer systems to be Year 2000 ready. The future anticipated cost to finish implementing Year 2000 readiness is projected to be less than $1 million. These estimates include only such expenditures for converting the Company's mainframe and modifications to desktops and applications that directly interface with the mainframe unit to be Year 2000 ready and exclude other expenses incurred for regularly scheduled updates that would have been undertaken regardless of the Year 2000 problem, but result in a system being Year 2000 ready. None of these upgrades were accelerated by the need to make certain systems Year 2000 ready.

       Despite the efforts of the Company to become Year 2000 ready, no assurance can be given that the Company's computer systems will be Year 2000 compliant in a timely manner or that the Company will not incur significant additional expenses pursuing Year 2000 compliance. Moreover, even if the Company's systems are Year 2000 compliant, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant or by the failure of the Company's suppliers to provide Year 2000 compliant products for resale by the Company. The Company believes that its most reasonably likely worst-case scenario is the failure of a third party to achieve Year 2000 compliance. Such a failure could result in, for example, the inability of the Company to ship product, a telecommunications failure at one or more of the Company's facilities, a decrease in customer orders, delays in product deliveries from vendors, or power outages at one or more of the Company's facilities. The Company's Year 2000 readiness effort is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of material external third parties. The Company believes that, with the completion of its Year 2000 readiness effort as scheduled, the possibility of significant interruptions of normal business operations should be minimized.

       The Company is in the process of developing a contingency plan for the Year 2000 problem. It is anticipated that this plan will be complete by the middle of 1999. The plan includes the evaluation of potential disruptions in business operations and plans for emergency power sources, manual procedures, remediation of systems scheduled to be replaced, or other viable alternatives.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information  regarding the Company's  directors is incorporated herein by reference to the information furnished under the captions "Election Of Directors" and "Section 16 Requirements" in the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders (the "1999 PROXY STATEMENT").

       Information  regarding  executive  officers of the Company is included in
Item I of this report, furnished under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

       Information regarding executive compensation is incorporated herein by reference to the information furnished under the captions "Executive Compensation" and "Other Information Regarding the Board of Directors" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information furnished under the captions "Security Ownership of Management" and "Principal Stockholders" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information regarding certain relationships and related transactions is incorporated herein by reference to the information furnished under the caption "Certain Relationships and Related Transactions" in the 1999 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1)  Consolidated Financial Statements:                  Page No.
                                                                   --------

               Report of Independent Accountants                      F-2

               Consolidated Balance Sheets
                 at November 1, 1998 and
                 November 2, 1997                                     F-3

               Consolidated  Statements  of  Operations
                 for each of the fiscal years ended
                 November 1, 1998, November 2, 1997
                 and November 3, 1996                                 F-4

               Consolidated Statements of Cash Flows
                 for each of the fiscal years ended
                 November 1, 1998, November 2, 1997
                 and November 3, 1996                                 F-5

               Consolidated Statements of Stockholders' Equity
                 for each of the fiscal years ended
                 November 1, 1998, November 2, 1997
                 and November 3, 1996                                 F-6

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

     (b)  Reports filed on Form 8-K during the quarter ended
          November 1, 1998:

          None.

     (c)  See Item 14(a)(3) above.

     (d) See "Index to Consolidated Financial Statements" included under Item 8 to this Annual Report on Form 10-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of January, 1999.

                                           MICROAGE, INC.
                                           (Registrant)

                                           /s/ Jeffrey D. McKeever
                                           -------------------------------
                                           Jeffrey D. McKeever
                                           Chairman of the Board and
                                           Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                            TITLE                   DATE
        ---------                            -----                   ----

/s/ Jeffrey D. McKeever
----------------------------   Director, Chairman of the Board  January 28, 1999
    Jeffrey D. McKeever        and Chief Executive Officer
                               (Principal Executive Officer)

/s/ Lynda M. Applegate
----------------------------   Director                         January 28, 1999
    Lynda M. Applegate


/s/ Cyrus F. Freidheim, Jr.
----------------------------   Director                         January 28, 1999
    Cyrus F. Freidheim, Jr.


/s/ Roy A. Herberger, Jr.
----------------------------   Director                         January 28, 1999
    Roy A. Herberger, Jr.


/s/ William H. Mallender
----------------------------   Director                         January 28, 1999
    William H. Mallender


/s/ Steven G. Mihaylo
-----------------------------  Director                         January 28, 1999
    Steven G. Mihaylo


/s/ Dianne C. Walker
-----------------------------  Director                         January 28, 1999
    Dianne C. Walker


/s/ James R. Daniel
-----------------------------  Executive Vice President, Chief  January 28, 1999
    James R. Daniel            Financial Officer and Treasurer
                               (Principal Financial Officer)

/s/ Raymond L. Storck
-----------------------------  Vice President - Controller      January 28, 1999
    Raymond L. Storck          and Assistant Treasurer
                               (Principal Accounting Officer)

                                 MICROAGE, INC.

                          INDEX TO FINANCIAL STATEMENTS


      Report of Independent Accountants                                  F-2

      Consolidated Balance Sheets
        at November 1, 1998 and
        November 2, 1997                                                 F-3

      Consolidated  Statements  of  Operations
        for each of the fiscal years ended
        November 1, 1998, November 2, 1997
        and November 3, 1996                                             F-4

      Consolidated Statements of Cash Flows
        for each of the fiscal years ended
        November 1, 1998, November 2, 1997
        and November 3, 1996                                             F-5

      Consolidated Statements of Stockholders' Equity
        for each of the fiscal years ended
        November 1, 1998, November 2, 1997
        and November 3, 1996                                             F-6

      Notes to Consolidated Financial Statements                         F-7

      Schedule I - Valuation and Qualifying Accounts
        and Reserves                                                     S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of MicroAge, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) present fairly, in all material respects, the financial position of MicroAge, Inc. and its subsidiaries at November 1, 1998 and November 2, 1997, and the results of their operations and their cash flows for the fiscal years ended November 1, 1998, November 2, 1997, and November 3, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3, the consolidated financial statements as of and for the year ended November 2, 1997 have been restated to reflect an acquisition utilizing the purchase method of accounting.

PricewaterhouseCoopers LLP

Phoenix, Arizona
January 8, 1999

                                 MICROAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                   November 1,       November 2,
                                                     1998               1997
                                                 ------------      ------------
Current assets:
  Cash and cash equivalents                      $     41,894      $     22,279
  Accounts and notes receivable, net                  529,877           233,942
  Inventory, net                                      486,150           479,332
  Other                                                24,432            11,356
                                                 ------------      ------------
      Total current assets                          1,082,353           746,909

Property and equipment, net                            92,147            73,975
Intangible assets, net                                126,105            85,903
Other                                                  14,538            12,609
                                                 ------------      ------------

      Total assets                               $  1,315,143      $    919,396
                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $    967,501      $    591,538
  Accrued liabilities                                  24,279            22,527
  Current portion of long-term obligations              3,095             2,744
  Other                                                 8,868             3,836
                                                 ------------      ------------
      Total current liabilities                     1,003,743           620,645

Line of credit                                             --            30,650
Long-term obligations                                   5,553             4,537
Other long-term liabilities                            15,361             1,239

Stockholders' equity:
  Preferred stock, par value $1.00 per share               --                --
    Shares authorized: 5,000,000
    Issued and outstanding: none
  Common stock, par value $.01 per share                  203               184
  Shares authorized: 40,000,000
  Issued: November 1, 1998 -- 20,284,789
          November 2, 1997 -- 18,451,653
Additional paid-in capital                            206,720           170,829
Retained earnings                                      83,729            92,129
Treasury stock, at cost                                  (166)             (817)
  Shares: November 1, 1998 -- 16,378
          November 2, 1997 -- 80,378
                                                 ------------      ------------
      Total stockholders' equity                      290,486           262,325
                                                 ------------      ------------
      Total liabilities and stockholders'
        equity                                   $  1,315,143      $    919,396
                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 MICROAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                              Fiscal years ended
                                   ------------------------------------------
                                   November 1,     November 2,    November 3,
                                      1998            1997           1996
                                   -----------     -----------    -----------

Revenue                            $5,520,031      $4,379,208     $3,608,230

Cost of sales                       5,166,790       4,081,743      3,401,249
                                   ----------      ----------     ----------

Gross profit                          353,241         297,465        206,981

Operating and other expenses
  Operating expenses                  321,683         226,260        166,440
  Restructuring and other
   one-time charges                     5,600              --             --
                                   ----------      ----------     ----------
      Total                           327,283         226,260        166,440
                                   ----------      ----------     ----------

Operating income                       25,958          71,205         40,541

Other expenses - net                   33,376          27,626         13,998
                                   ----------      ----------     ----------

Income (loss) before income taxes      (7,418)         43,579         26,543

Provision for income taxes                907          18,382         11,014
                                   ----------      ----------     ----------

Net income (loss)                  $   (8,325)     $   25,197     $   15,529
                                   ==========      ==========     ==========
Net income (loss) per common and
  common equivalent share
  Basic                            $    (0.42)     $     1.51     $     0.97
                                   ==========      ==========     ==========
  Diluted                          $    (0.42)     $     1.43     $     0.94
                                   ==========      ==========     ==========
Weighted average common and common
  equivalent shares outstanding
  Basic                                19,783          16,731         15,978
  Diluted                              19,783          17,635         16,452


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 MICROAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                         Fiscal years ended
                                               -------------------------------------
                                               November 1,  November 2,  November 3,
                                                   1998         1997        1996
                                                ---------    ---------    ---------
Cash flows from operating activities:
 Net income (loss)                              $  (8,325)   $  25,197    $ 15,529
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                   40,602       24,002      20,337
   Provision for losses on accounts and
    notes receivable                               13,640        9,208       7,629
   Changes in assets and liabilities net
    of business acquisitions:
     Accounts and notes receivable               (275,115)      63,390     (76,781)
     Inventory                                     (1,759)    (143,786)    (26,472)
     Other current assets                         (13,468)          21       1,907
     Other assets                                    (483)      (5,547)     (3,772)
     Accounts payable                             340,200       35,198      88,541
     Accrued liabilities                             (639)      (4,345)     10,036
     Other liabilities                              8,897          679         228
                                                ---------    ---------    --------

 Net cash provided by operating activities        103,550        4,017      37,182

Cash flows from investing activities:
 Purchases of property and equipment              (42,258)     (34,988)    (24,101)
 Purchases of businesses and investments
  in unconsolidated companies, net of
  cash acquired                                    (7,259)      (1,810)     (4,150)
                                                ---------    ---------    --------

Net cash used in investing activities             (49,517)     (36,798)    (28,251)

Cash flows from financing activities:
 Amounts received from ESOT                            --          207         561
 Proceeds from issuance of stock, net of
  issuance costs                                    3,412        5,886       1,873
 Net borrowings (repayments) under lines
  of credit                                       (30,650)      30,650          --
 Shareholder distributions - pooled companies        (128)        (953)       (291)
 Principal payments on long-term obligations       (7,052)      (2,665)     (3,282)
                                                ---------    ---------    --------

Net cash provided by (used in) financing
 activities                                       (34,418)      33,125      (1,139)
                                                ---------    ---------    --------

Net increase in cash and cash equivalents          19,615          344       7,792

Cash and cash equivalents at beginning
 of period                                         22,279       21,935      14,143
                                                ---------    ---------    --------

Cash and cash equivalents at end of period      $  41,894    $  22,279    $ 21,935
                                                =========    =========    ========

Supplemental disclosure to cash flows - See Note 13

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  MICROAGE, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                  For the fiscal years ended November 1, 1998, November 2, 1997, and November 3, 1996
                                  -----------------------------------------------------------------------------------
                                                     Additional                    Note-stock              Total
                                    Preferred Common  paid-in   Retained  Loan to  purchase   Treasury  stockholders'
                                      stock   stock   capital   earnings   ESOT    agreement   stock      equity
                                       -----   -----   -------   --------   ----    ---------   -----      ------
BALANCE at October 29, 1995             --     160    122,731    52,647    (768)    (2,000)     (862)    171,908
 Options for 108,861
  common shares exercised               --       1        934        --      --         --        --         935
 Contribution of 18,415 treasury
  shares to employee benefit plan       --      --          5        --      --         --       138         143
 Issuance of 110,932 shares under
  the employee stock purchase plan      --       1        777        --      --         --        --         778
 Contributed capital - pooled company   --      --         17        --      --         --        --          17
 Cancellation of convertible
  subordinated debentures due
  to acquisition                        --      --         --        --      --      2,000        --       2,000
 Loan payments from ESOT                --      --         --        --     561         --        --         561
 Distributions to shareholders -
  pooled companies                      --      --         --      (291)     --         --        --        (291)
 Net income                             --      --         --    15,529      --         --        --      15,529
                                      ----    ----   --------   -------   -----     ------     -----     -------

BALANCE at November 3, 1996             --     162    124,464    67,885    (207)        --      (724)    191,580
 Options for 445,579
  common shares exercised               --       5      4,050        --      --         --        --       4,055
  Contribution of 31,731 treasury
  shares to employee benefit plan       --      --        205        --      --         --       262         467
 Issuance of 99,703 shares under
  the employee stock purchase plan      --       1      1,353        --      --         --        --       1,354
 Loan payments from ESOT                --      --         --        --     207         --        --         207
 Issuance of 108,417 shares to
  acquire KNB, Inc.                     --       1      2,002        --      --         --        --       2,003
 Issuance of 609,779 shares to
  cquire Access MicroSystems, Inc.      --       6     15,894        --      --         --        --      15,900
 Issuance of 8,000 restricted common
  shares to outside directors           --      --        122        --      --         --        --         122
 Issuance of 932,039 shares to
  acquire Pride Technologies, Inc.      --       9     22,496        --      --         --        --      22,505
 Unearned compensation -
  restricted common shares issued
  to directors                          --      --       (122)       --      --         --        --        (122)
 Compensation expense-
 restricted common shares issued
  to directors                          --      --         40        --      --         --        --          40
 Compensation expense-stock option
  excercise                             --      --        325        --      --         --        --         325
 15,080 shares of treasury stock
  acquired through cashless stock
  option exercises                      --      --         --        --      --         --      (355)       (355)
 Distributions to shareholders -
  pooled companies                      --      --         --      (953)     --         --        --        (953)
 Net income                             --      --         --    25,197      --         --        --      25,197

                                      ----    ----   --------   -------   -----     ------     -----     -------

BALANCE at November 2, 1997             --     184    170,829    92,129      --         --      (817)    262,325
 Compensation expense-
  restricted common shares issued
  to directors                          --      --         85        --      --         --        --          85
 Compensation expense-stock options     --      --        500        --      --         --        --         500
 Options for 79,936 common shares
  exercised                             --       1        534        --      --         --        --         535
 Issuance of 5,000 restricted common
  shares to outside directors           --      --        110        --      --         --        --         110
 Unearned compensation -
  restricted common shares issued to
  directors                             --      --       (110)       --      --         --        --        (110)
 Issuance of 1,565,730 shares for
  business acquisitions                 --      16     32,484        --      --         --        --      32,500
 Issuance of 182,470 common shares
  under the employee stock purchase
  plan                                  --       2      2,254        --      --         --        --       2,256
 Contribution of 64,000 shares of
  treasury stock to employee benefit
  plan                                  --      --         34        --      --         --       651         685
 Distributions to shareholders -
  pooled companies                      --      --         --      (128)     --         --        --        (128)
 Unrealized translation gain            --      --         --        53      --         --        --          53
 Net loss                               --      --         --    (8,325)     --         --        --      (8,325)
                                      ----    ----   --------   -------   -----     ------     -----    --------

BALANCE at November 1, 1998           $ --    $203   $206,720   $83,729   $  --     $   --     $(166)   $290,486
                                      ====    ====   ========   =======   =====     ======     =====    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 MICROAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

The Company is a global provider of efficient technology solutions. The Company is composed of information technology businesses that deliver technology solutions through ISO 9001-certified, multi-vendor integration services and distributed computing solutions to large organizations and computer resellers worldwide.

In February 1998, the company initiated a plan to restructure the Company into two independent businesses - an integration business ("MicroAge IT Services") and a distribution business operated through a wholly-owned subsidiary, Pinacor, Inc. ("Pinacor"). MicroAge IT Services provides ISO 9001-certified multi-supplier integration services and distributed computing solutions to large organizations worldwide. MicroAge IT Services serves corporations, institutions and government agencies through its network of more than forty company-owned locations, in addition to owner-managed branches and alliance partners spanning more than forty countries.

Pinacor delivers market-leading technology products and innovative services (including product financing, technical support and distribution) to reseller customers worldwide. The customer group consists of franchised resellers and non-franchised resellers, including value-added resellers ("VARs"). Pinacor provides products and a variety of services, including technical, financial and account management offerings, to more than 25,000 resellers. Using electronic commerce to streamline the delivery of efficient technology solutions and services, Pinacor supports customers worldwide from strategic distribution hubs in the United States and Latin America. Unless the context otherwise requires, references to the "Company" include MicroAge, Inc. and its consolidated subsidiaries.

During fiscal 1998, the Company made an acquisition which has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the acquired company for all periods presented. In addition, a 1997 acquisition originally accounted for as a pooling of interests has been restated under the purchase method of accounting (see Note 3 below).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

FISCAL YEAR

The Company's fiscal year ends on the Sunday nearest October 31 in each calendar year. The fiscal years ended November 1, 1998 and November 2, 1997 included 52 weeks. The fiscal year ended November 3, 1996 included 53 weeks.

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

CASH OVERDRAFTS

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Such amounts, aggregating $158.5 and $45.4 million at November 1, 1998 and November 2, 1997, respectively, are included as a component of accounts payable in the accompanying consolidated balance sheets.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable are comprised of amounts due from financing companies, end-users, and resellers and are net of an allowance for doubtful accounts of $20,418,000 and $10,966,000 at November 1, 1998 and November 2, 1997, respectively.

INVENTORY

Inventory consisting of resale merchandise is stated at lower of cost (first-in, first-out method) or market. International Business Machines Corporation ("IBM") products totaling $65,775,000 and $79,436,000 included in inventory at November 1, 1998 and November 2, 1997, respectively, are subject to a reservation of the title in IBM for the purpose of assuring that such products are sold and delivered only to IBM-authorized personal computer dealers; such reservation does not prohibit the Company from granting security interests to other parties.

During the fiscal year ended November 1, 1998, sales of COMPAQ Computer Corporation, Hewlett-Packard Company and IBM products accounted for approximately 26%, 19% and 13%, respectively, of the Company's revenue from sales of merchandise. The sales of no other individual supplier's products accounted for more than 10% of such revenue during the fiscal year ended November 1, 1998.

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

INTANGIBLE ASSETS

Intangible assets are amortized over their economic lives ranging from three to fifteen years using the straight-line method. For acquisitions accounted for under the purchase method, the excess of cost over the fair value of net identifiable assets acquired is classified as goodwill and is included in intangible assets. On an ongoing basis, the Company reviews the valuation and amortization of goodwill. As part of this review, the Company estimates the net realizable value of goodwill and assesses whether the unamortized balance could be recovered through expected future cash flows over the remaining life of the asset. At November 1, 1998 and November 2, 1997, no impairment was indicated. Intangible assets are net of $16,594,000 and $7,264,000 of accumulated amortization at November 1, 1998, and November 2, 1997, respectively.

REVENUE RECOGNITION

Revenue from product sales is recognized at the time of shipment. Revenue from services is recognized as services are performed, or ratably if performed over a service contract period.

SUPPLIER INCENTIVE FUNDS

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

ACCOUNTING FOR STOCK BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS 123) had been applied beginning in 1996 (see Note 8).

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

INCOME PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which replaced the previous presentation of earnings per share with a dual presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares consist of stock options and warrants using the treasury stock method. For fiscal 1998, the effect of stock options and warrants is not included as it would be anti-dilutive. The weighted average common and common equivalent shares consist of the following:

                                                 Fiscal years ended
                                       --------------------------------------
                                       November 1,   November 2,   November 3,
                                          1998          1997          1996
                                          ----          ----          ----
                                                  (in thousands)
Weighted average common shares           19,783        16,731        15,978
Dilutive effect of stock options
 and warrants                                --           904           474
                                         ------        ------        ------
Weighted average common and common
equivalent shares outstanding            19,783        17,635        16,452
                                         ======        ======        ======

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Certain amounts receivable from vendors have been reclassified to accounts payable to conform with current year presentation and industry practice.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 - ACQUISITIONS

POOLINGS OF INTEREST

During fiscal 1998, the Company completed an acquisition of Gaines Computer Service, Inc. ("Gaines"), a reseller, that was accounted for as a pooling of interests. The Company issued 601,724 common shares in exchange for all of the outstanding shares of Gaines. The Company's consolidated financial statements have been restated to include the accounts and operations of Gaines for all periods presented.

In addition, fiscal years 1996 and 1997 have been restated for a fiscal 1997 acquisition. This acquisition was originally accounted for on a pooling of interests basis. Subsequent information came to light indicating that actions taken by the former owners of the acquired business rendered the pooling of interests accounting inappropriate. The Company has restated the fiscal 1997 and 1996 financial statements to reflect such acquisition using the purchase method of accounting. The Company has also restated the previously issued consolidated results for each of the first three fiscal quarters of 1998 to reflect such acquisition using the purchase method of accounting. The restatement resulted in a charge of $702,000 per quarter of additional goodwill amortization shown as other expense in the consolidated statement of operations. See Note 16 for Selected Quarterly Financial Data (Unaudited).

The results of operations previously reported by the Company and Gaines and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands).
                                                      Pooling
                                                     Converted
                           MicroAge      Gaines     to Purchase      Combined
                           --------      ------     -----------      --------
       Fiscal year 1997:

          Revenue         $4,446,308     $45,560     $(112,660)     $4,379,208
          Net income      $   24,965     $   668     $    (436)     $   25,197

       Fiscal year 1996:

          Revenue         $3,696,160     $45,580     $(133,510)     $3,608,230
          Net income      $   14,110     $   989     $     430      $   15,529

PURCHASES

During fiscal 1998, the Company completed seven separate acquisitions that were accounted for using the purchase method of accounting. In each case, the purchase price was allocated to the assets purchased and the liabilities assumed based on fair values at the date of acquisition. These acquisitions are as follows:

In November 1997, the Company acquired Microretailing, Inc., a Miami-based distributor, for consideration of $25 million consisting of 1,194,055 common shares. The excess of the purchase price over the fair value of net assets acquired was approximately $23.9 million and is being amortized using the straight-line method over 15 years.

Also in November 1997, the Company acquired Advanced Information Services, Inc., a reseller, for consideration of $5 million consisting of 207,200 common shares, plus an earnout agreement with a guaranteed minimum payment of $7.5 million. The excess of the purchase price over the fair value of net assets acquired was approximately $12.6 million and is being amortized using the straight-line method over 15 years.

In December 1997, July 1998 and August 1998, the Company acquired resellers in four separate transactions for consideration of $6 million consisting of $2 million in cash, a total of 164,475 common shares and an earnout with a guaranteed minimum payment of $1.5 million. The excess of the purchase price over the fair value of net assets acquired was approximately $4.5 million and is being amortized using the straight-line method over 15 years.

In June 1998, the Company acquired a reseller for consideration of $4.8 million consisting of cash. The excess of the purchase price over the fair value of net assets acquired was approximately $4.2 million and is being amortized using the straight-line method over 15 years.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  November 1,    November 2,
                                                     1998           1997
                                                     ----           ----
                                                        (in thousands)
Equipment, furniture, fixtures and software        $157,431       $115,840
Equipment under capital lease                        20,587         15,948
Leasehold improvements                               19,476         16,235
Land                                                  3,112          1,839
                                                   --------       --------
                                                    200,606        149,862
Less: accumulated depreciation and
amortization                                        108,459         75,887
                                                   --------       --------
                                                   $ 92,147       $ 73,975
                                                   ========       ========
NOTE 5 - LEASES

The following is a schedule by year of future minimum lease obligations under noncancelable leases together with the present value of the net minimum capital lease obligations as of November 1, 1998:

                                                  Operating      Capital
                                                   leases         leases
                                                   ------         ------
Fiscal year ending in:                                 (in thousands)
1999                                               $14,413       $ 3,705
2000                                                12,438         2,805
2001                                                11,378         2,392
2002                                                 9,615           995
2003                                                 7,354            50
Thereafter                                           5,189            --
                                                   -------       -------
Total minimum lease obligations                    $60,387         9,947
                                                   =======
Less: amount representing interest                                 1,299
                                                                 -------
Present value of minimum lease obligations                       $ 8,648
                                                                 =======

None of the leases contain significant restrictive provisions; however, some of the leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense was (in thousands):

Fiscal year ended:
November 3, 1996                                   $10,721
November 2, 1997                                   $15,007
November 1, 1998                                   $23,239

NOTE 6 - FINANCING ARRANGEMENTS

The Company maintains three financing agreements (the "Agreements") with financing facilities totaling $800 million. The Agreements include an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At November 1, 1998, the net amount of sold accounts receivable was $39 million and the effective funding rate was LIBOR plus 1.85% (7.07% at November 1, 1998).

The Inventory Facilities provide for borrowings up to $450 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") and a line of credit for general working capital requirements ("Supplemental Line of Credit"). Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. Amounts borrowed under the Supplemental Line of Credit may remain outstanding until the expiration date of the Agreements (August 2000). No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At November 1, 1998, the Company had $386 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets) and nothing outstanding under the Supplemental Line of Credit.

Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including tangible net worth requirements and ratios of debt to tangible net worth and current assets to current liabilities. At November 1, 1998, the Company was in compliance with these covenants.

In addition to the financing facilities discussed above, the Company maintains an accounts receivable purchase agreement (the "Purchase Agreement") with a commercial credit corporation (the "Buyer") whereby the Buyer agrees to purchase, from time to time at its option, on a limited recourse basis, certain accounts of the Company. Under the terms of the Purchase Agreement, no finance charges are assessed if the accounts are settled within forty days. At November 1, 1998, the net amount of sold accounts receivable under the Purchase Agreement was $37 million.

The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

NOTE 7 - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                       November 1,       November 2,
                                          1998              1997
                                          ----              ----
                                              (in thousands)
Capital lease obligations                $8,648            $7,281
Less: current portion                     3,095             2,744
                                         ------            ------
                                         $5,553            $4,537
                                         ======            ======

Following are the annual maturities of long-term obligations (in thousands):

Fiscal year ending in:
1999                                     $3,095
2000                                      2,346
2001                                      2,198
2002                                        959
2003                                         50
                                         ------
                                         $8,648
                                         ======
NOTE 8 - STOCKHOLDERS' EQUITY

EMPLOYEE STOCK OPTION AND AWARD PLANS

The Company maintains two incentive plans for officers and other key employees of the Company: the MicroAge Inc. Long-Term Incentive Plan, approved in fiscal 1994 and the 1997 MicroAge Inc. Long-Term Incentive Plan, approved in fiscal 1998 (the "Incentive Plans"). The Incentive Plans authorize grants of Incentive Stock Options (ISOs), Non-Qualified Stock Options (NQSOs), Stock Appreciation Rights, Performance Shares, Restricted Stock, Dividend Equivalents and other Common Stock based awards. The total number of shares of common stock available for awards under the Incentive Plans is 3,800,000.

The Company has issued NQSOs and ISOs under the Incentive Plans at prices representing the fair market value of the Company's common stock on the date of the grant. The NQSOs and ISOs are granted for terms of five years and become exercisable on a pro-rata basis on each anniversary of the grant over a five-year period as long as the holder remains an employee of the Company. NQSOs under the Incentive Plans were also granted in fiscal 1994 and fiscal 1997 to selected employees in exchange for the employees' irrevocable waiver of a specific amount of base salary or bonus otherwise payable by the Company during a specific period. The options will vest in one-third increments beginning on the January 1 which is three years following the January 1 of the calendar year in which the participant elects to waive compensation. No other awards have been made under the Incentive Plans.

In addition to the Incentive Plans, stock options are available under four plans for grant to certain officers and employees of the Company at prices representing the fair market value of the Company's common stock on the date of the grant. Options under these plans are granted for terms of five years and become exercisable on a pro-rata basis on each anniversary date of the grant over a five-year period as long as the holder remains an employee of the Company.

Changes during fiscal 1996, 1997 and 1998 in options outstanding under the employee stock option plans (including the Incentive Plans) were as follows:

                                                             Weighted
                                                              Average
                                             Number        Exercise Price
                                           of Options        per Share
                                           ----------        ---------
Outstanding at October 29, 1995             1,771,898          $ 9.51

 Granted                                      339,000          $10.29
 Exercised                                    (97,125)         $ 8.61
 Canceled or expired                         (157,630)         $10.93
                                            ---------
Outstanding at November 3, 1996             1,856,143          $ 9.58

 Granted                                      788,379          $20.12
 Exercised                                   (438,079)         $ 9.44
 Canceled or expired                         (107,474)         $14.02
                                            ---------
Outstanding at November 2, 1997             2,098,969          $13.28

 Granted                                    1,081,575          $13.99
 Exercised                                    (79,936)         $ 6.65
 Canceled or expired                         (238,376)         $17.63
                                            ---------
Outstanding at November 1, 1998             2,862,232          $13.41
                                            =========

Exercisable at November 1, 1998               514,700
                                            =========

The following table summarizes information about the Company's stock options at November 1, 1998:

                            Options Outstanding           Options Exercisable
                 ------------------------------------  -------------------------
                                             Weighted                  Weighted
                                               Avg.                       Avg.
                     Number     Contractual  Exercise      Number       Exercise
Range of           Outstanding     Years      Price      Exercisable     Price
Exercise Prices  (in thousands)  Remaining  per share  (in thousands)  per share
---------------  --------------  ---------  ---------  --------------  ---------
$6.00 to $9.25         902         1.72      $ 8.69          163        $ 8.28
$10.42 to $19.44     1,648         4.48      $14.11          288        $11.47
$20.38 to $31.75       312         3.86      $23.36           64        $24.05
                     -----                                   ---
$6.00 to $31.75      2,862         3.55      $13.41          515        $11.99
                     =====                                   ===

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Had the Company determined compensation cost in accordance with SFAS No. 123, the Company's net income
(loss) per share would have been reduced to the pro-forma amounts indicated below (in thousands except per share data):

                                                  Fiscal year ended
                                        ----------------------------------------
                                        November 1,    November 2,   November 3,
                                           1998          1997          1996

Net income (loss)         As reported    $ (8,325)      $25,197       $15,529
                          Pro-forma      $(11,009)      $23,374       $14,533
Diluted net income
(loss) per common share   As reported    $  (0.42)      $  1.43       $  0.94
                          Pro-forma      $  (0.56)      $  1.33       $  0.88

Pro forma net income (loss) reflects only options granted during the fiscal years ended November 3, 1996, November 2, 1997 and November 1, 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation for options granted prior to October 30, 1995 is not considered.

The per share weighted-average fair value of the stock options granted under the plan for the years ended November 3, 1996, November 2, 1997 and November 1, 1998 was $5.11, $8.35 and $11.71 respectively, based on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for all years: expected dividend yield of 0%, expected volatility of
 .622, a risk free interest rate of 5.97%, and an expected life of 3.31 years.

PINACOR STOCK OPTION

Effective as of May 2, 1998, an option was granted to an associate of the Company to purchase a total of 60 shares of Pinacor's common stock, representing six percent of Pinacor's total outstanding shares, at an exercise price of $150,000 per share. The option vests in installments over a three year period (unless accelerated under certain conditions) and terminates on the earliest to occur of (1) May, 2, 2008, (2) the date the associate ceases to be employed by the Company or any of its subsidiaries for any reason other than retirement, death or disability, or (3) one year after the date the associate ceases to be employed by the Company or any of its subsidiaries by reason of his retirement, death or disability.

DIRECTOR STOCK PLANS

In March 1995, the Board of Directors and stockholders approved an incentive plan for those Directors who are not officers or employees of the Company or its subsidiaries (the "1995 Director Plan"). Under the 1995 Director Plan, on November 1 of each year, commencing in 1995 and ending in 2004, each eligible Director will automatically be granted (i) 1,000 shares of the Company's common stock subject to certain restrictions and (ii) options to purchase 1,000 shares of the Company's common stock. The options vest over three years and are subject to certain stock price hurdles after each vesting date. As of November 1, 1998, 19,000 options had been granted under this plan at prices ranging from $8.38 to $22.75 per share. There were 8,000 options exercisable as of November 1, 1998. The aggregate number of shares of the Company's common stock available for awards under the 1995 Director Plan is 80,000.

RESTRICTED STOCK PLAN

In accordance with the provisions of a restricted stock plan approved in fiscal 1982, 45,000 shares of common stock were reserved for issuance. At November 1, 1998, 39,938 shares had been awarded under the plan, and 5,062 additional shares may be awarded under the plan.

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

ASSOCIATE STOCK PURCHASE PLAN

In March 1995, the Board of Directors and stockholders approved an associate stock purchase plan (the "Associate Plan"). The Associate Plan provides a means for the Company's employees to authorize payroll deductions up to 10% of their earnings to be used for the periodic purchase of the Company's common stock. Under the Associate Plan, the Company will initially sell shares to participants at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning of a six month subscription period or 85% of fair market value at the end of the subscription period. The Associate Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The maximum number of shares that may be purchased under the Associate Plan is 500,000. The initial subscription period began July 1, 1995. As of November 1, 1998, 393,004 shares had been purchased under the Associate Plan.

NOTE 9 - OTHER EXPENSES - NET

Other expenses - net consists of the following:

                                                  Fiscal years ended
                                       -----------------------------------------
                                       November 1,    November 2,    November 3,
                                          1998          1997            1996
                                          ----          ----            ----
                                                   (in thousands)
Interest expense                       $  4,357       $  6,142       $  1,967
Expenses from the sale of accounts
receivable                               16,468         18,769         11,438
Amortization expense                      8,629          1,871          1,103
Other                                     3,922            844           (510)
                                       --------       --------       --------
                                       $ 33,376       $ 27,626       $ 13,998
                                       ========       ========       ========

NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following:

                                                  Fiscal years ended
                                       -----------------------------------------
                                       November 1,    November 2,    November 3,
                                          1998          1997            1996
                                          ----          ----            ----
                                                   (in thousands)
Current
 Federal                               $  1,698       $ 16,908       $  7,736
 State and Foreign                          249          4,241          1,927
Deferred                                 (1,040)        (2,767)         1,351
                                       --------       --------       --------
                                       $    907       $ 18,382       $ 11,014
                                       ========       ========       ========

The components of deferred income tax expense (benefit) from operations are as follows:

                                                  Fiscal years ended
                                       -----------------------------------------
                                       November 1,    November 2,    November 3,
                                          1998          1997            1996
                                          ----          ----            ----
                                                   (in thousands)
Allowance for doubtful accounts        $(2,839)       $  (209)       $ 1,440
Software development costs               2,616            338            433
Depreciation and amortization             (863)        (1,075)          (429)
Restructuring reserves                      --            210            358
Inventory valuation allowance             (709)          (190)          (300)
State deferral, net of federal
 benefit                                   389           (488)           168
All other - net                            366         (1,353)          (319)
                                       =======        =======        =======
                                       $(1,040)       $(2,767)       $ 1,351
                                       =======        =======        =======

Deferred tax assets, which are recorded as a component of other assets or other current assets, are comprised of the following:

                                              November 1,      November 2,
                                                1998             1997
                                                ----             ----
Gross deferred tax assets:                          (in thousands)

 Depreciation and amortization                 $    --         $ 3,111
 Allowance for doubtful accounts                 8,282           3,736
 Inventory valuation                             3,448           2,945
 Deferred service revenue                           --             918
 Other                                           9,324           5,581
                                               -------         -------
Total gross deferred tax assets                 21,054          16,291
                                               -------         -------
Gross deferred tax liabilities:

 Depreciation and amortization                   2,904              --
 Other                                             264             370
                                               -------         -------
Total gross deferred tax liabilities             3,168             370
                                               -------         -------

Net deferred tax asset                         $17,886         $15,921
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

The effective tax rate applied to income before income taxes differs from the expected federal statutory rate as follows:

                                                  Fiscal years ended
                                       November 1,    November 2,    November 3,
                                         1998           1997           1996
                                         ----           ----           ----

Federal statutory rate                  (34.0)%         35.0%          35.0%
Addition (reduction) in taxes
resulting from:
 State income taxes, net of
  federal tax benefit                     7.4            5.5            5.6
 Non-deductible meals and
  entertainment                           6.3            0.7            0.7
 Non-deductible goodwill
   amortization                          31.8            0.3            0.2
 Impact of pooling of interests
  with subchapter S corp                   --           (0.5)          (1.2)
 Other                                    0.7            1.2            1.2
                                        -----           ----           ----
                                         12.2%          42.2%          41.5%
                                        =====           ====           ====

NOTE 11 - COMMITMENTS

The Company has arrangements with major vendors and certain financing companies to develop inventory and accounts receivable financing facilities for certain reseller customers. These arrangements include repurchase agreements that would require the Company to repurchase inventory which might be repossessed from a reseller by the vendor or the financing company. As of November 1, 1998, such repurchases have been insignificant.

The Company also provides a program whereby the Company may guarantee an addition to a reseller's credit facility with certain finance companies. The Company's maximum exposure for guaranteed amounts at November 1, 1998 is $28 million. On an ongoing basis, the Company assesses the exposure under the guarantee program and provides a reserve for potential losses. As of November 1, 1998, losses and reserves related to the guarantee program have not been material.

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

The Company recognized matching contribution expense for the Savings Plan and the Supplemental Savings Plan of $1.0 million, $740,000 and $570,000 in fiscal years 1998, 1997 and 1996, respectively.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                   Fiscal years ended
                                       -----------------------------------------
                                       November 1,    November 2,    November 3,
                                         1998           1997           1996
                                         ----           ----           ----
                                                  (in thousands)
Details of acquisitions:
 Fair value of assets acquired          $53,793        $47,816        $ 2,000

 Liabilities assumed and acquisition-
  related accruals                      $59,080        $73,321        $    --
  Cash acquired                         $   101        $    76        $    --
  Note forgiven                         $    --        $   124        $ 2,000
  Purchase obligation forgiven          $    --        $    --        $ 1,029

Details of other financing activities:
 Capital lease obligations executed
 for equipment                          $ 4,875        $ 3,834        $ 2,303

Cash paid for:
 Interest                               $ 5,041        $ 4,635        $ 2,000
 Income taxes                           $ 3,332        $27,301        $ 6,029

NOTE 14 - RESTRUCTURING AND OTHER ONE-TIME CHARGES

In February 1998, the Company initiated a plan to restructure the Company into two independent businesses - an integration business ("MicroAge IT Services") and a distribution business operated through a wholly-owned subsidiary, Pinacor, Inc. ("Pinacor"). These businesses now have separate management teams, operate autonomously in their respective marketplaces, and contract with headquarters for a limited number of services.

In connection with the restructuring plan discussed above, the Company recorded a $5.6 million charge. The restructuring and other one-time charges included $3.6 million for employee termination benefits, $1.1 million for the closing and consolidation of redundant locations, and $0.9 million for other costs related to the restructuring, primarily one-time costs incurred in establishing Pinacor and MicroAge IT Services as separate businesses. The charges associated with employee termination benefits consist primarily of severance pay for approximately 250 associates. The reductions occurred in virtually all areas of the Company and have been completed. As of November 1, 1998, the remaining liability for restructuring activities was not material.

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial information for fiscal 1998 and 1997, restated to reflect acquisitions accounted for as poolings of interests, is as follows (in thousands except per share data):

                                                   Fiscal 1998
                                 -----------------------------------------------
Quarter ended                    February 1     May 3      August 2   November 1
                                 ----------     -----      --------   ----------
Revenue
  As previously reported         $1,179,011  $1,326,950   $1,441,246  $1,572,824
  Pooling converted to purchase          --          --           --          --
                                 ----------  ----------   ----------  ----------
     Combined                    $1,179,011  $1,326,950   $1,441,246  $1,572,824

Gross profit
  As previously reported         $   73,825  $   84,581   $   86,671  $  108,164
  Pooling converted to purchase          --          --           --          --
                                 ----------  ----------   ----------  ----------
     Combined                    $   73,825  $   84,581   $   86,671  $  108,164

Operating income (loss)
  As previously reported         $      764  $     (671)  $    8,884  $   16,981
  Pooling converted to purchase          --          --           --          --
                                 ----------  ----------   ----------  ----------
     Combined                    $      764  $     (671)  $    8,884  $   16,981

Net income (loss)
  As previously reported         $   (5,414) $   (5,255)  $      728  $    3,722
  Pooling converted to purchase        (702)       (702)        (702)         --
                                 ----------  ----------   ----------  ----------
     Combined                    $   (6,116) $   (5,957)  $       26  $    3,722
                                 ==========  ==========   ==========  ==========
Diluted net income (loss) per
  common and common equivalent
  share, combined                $    (0.31) $    (0.30)  $     0.00  $     0.18
                                 ==========  ==========   ==========  ==========

                                                  Fiscal 1997
                                 -----------------------------------------------
Quarter ended                    February 2   May 4      August 3    November 2
                                 ----------   -----      --------    ----------
Revenue
  As previously reported          $890,748  $1,086,018  $1,147,632   $1,321,910
  Pooled enterprise                  6,672      15,089      14,207        9,592
  Pooling converted to purchase    (12,662)    (42,803)    (44,564)     (12,631)
                                  --------  ----------  ----------   ----------
     Combined                     $884,758  $1,058,304  $1,117,275   $1,318,871

Gross profit
  As previously reported          $ 62,103  $   75,982  $   82,302   $   89,293
  Pooled enterprise                    807       2,187       2,069        1,997
  Pooling converted to purchase     (2,370)     (7,218)     (7,718)      (1,969)
                                  --------  ----------  ----------   ----------
     Combined                     $ 60,540  $   70,951  $   76,653   $   89,321

Operating income
  As previously reported          $ 13,412  $   18,113  $   18,727   $   20,451
  Pooled enterprise                    225         444         199          129
  Pooling converted to purchase         33        (172)       (328)         (28)
                                  --------  ----------  ----------   ----------
     Combined                     $ 13,670  $   18,385  $   18,598   $   20,552

Net income
  As previously reported          $  4,857  $    6,244  $    6,484   $    7,380
  Pooled enterprise                    180         323         122           43
  Pooling converted to purchase         33        (191)       (253)         (25)
                                  --------  ----------  ----------   ----------
     Combined                     $  5,070  $    6,376  $    6,353   $    7,398
                                  ========  ==========  ==========   ==========
Diluted net income per common
and common equivalent share,
combined                          $   0.29  $     0.38  $     0.37   $     0.39
                                  ========  ==========  ==========   ==========

                                 MicroAge, Inc.
                                   Schedule 1
                 Valuation and Qualifying Accounts and Reserves
                                 (in thousands)
       Years ended November 1, 1998, November 2, 1997 and November 3, 1996

                              Balance at    Charged to   Charged to
                             of beginning   costs and      other     Dedcutions/  Balance at end
   Description                  period      expenses     accounts    write-offs     of period
   -----------                  ------      --------     --------    ----------     ---------
Allowance for doubtful accounts:

Year ended November 3, 1996     12,394         7,629          -        (11,618)         8,405
                               =======       =======        ===        =======        =======

Year ended November 2, 1997      8,405         9,208          -         (6,647)        10,966
                               =======       =======        ===        =======        =======

Year ended November 1, 1998     10,966        13,640          -         (4,188)        20,418
                               =======       =======        ===        =======        =======

                             1998 10-K EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
3.1 Restated Certificate of Incorporation of MicroAge, Inc. (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

3.2 By-Laws of MicroAge, Inc., amended and restated as of July 16, 1998 (Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-62763, filed on September 2, 1998)

4.1       Specimen Common Stock Certificate  (reference is also made to Exhibits
          3.1 and 3.2) (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-45510)

4.2 Amended and Restated Rights Agreement, dated as of September 28, 1994, between MicroAge, Inc. and First Interstate Bank of California (Incorporated by reference to Exhibit 1.1 to the Form 8-A filed January 13, 1994)

4.2.1 First Amendment, dated as of November 5, 1996, by and between MicroAge, Inc. and American Stock Transfer and Trust Company to Amended and Restated Rights Agreement, dated as of September 28, 1994, between MicroAge, Inc. and First Interstate Bank of California (Incorporated by reference to Exhibit 4.2.1 to the Annual Report on Form 10-K for year ended November 3, 1996)

10.1 MicroAge, Inc. Executive Supplemental Savings Plan (1), amended and restated as of October 31, 1997 (Incorporated by reference to Exhibit
          10.1 to the Annual Report on Form 10-K for the fiscal year ended November 2, 1997)

10.2 Form of MicroAge 1994 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives (1) (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

10.2.1 Form of First Amendment, dated as of December 14, 1995, to the MicroAge 1994 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives (1) (Incorporated by reference to Exhibit 10.2.1 to the Annual Report on Form 10-K for the year ended November 3, 1996)

10.3 MicroAge, Inc. 1998 Associate Stock Award Plan, effective as of September 24, 1998 (1)

10.4 Form of MicroAge, Inc. 1997 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives (1) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.5      Amended and  Restated  Employment  Agreement,  dated as of November 4,
          1996, by and between Jeffrey D. McKeever and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.6      Supplemental  Executive  Retirement  Plan, dated as of October 1, 1992
          (1) (Incorporated by reference to Exhibit 10.65.2 to Registration Statement No. 33-33094)

10.6.1 First Amendment to Supplemental Executive Retirement Plan, dated September 26, 1996 (1) (Incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for fiscal year ended November 2, 1997)

10.6.2 Second Amendment to Supplemental Executive Retirement Plan, dated October 1, 1997 (1) (Incorporated by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K for fiscal year ended November 2, 1997)

10.7 Amended and Restated Split-Dollar Insurance Agreement, dated as of December 14, 1994, by and between MicroAge, Inc. and Jeffrey D. McKeever (1) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended July 30, 1995)

10.8 Endorsement Split-Dollar Insurance Agreement, dated November 25, 1997, by and between MicroAge, Inc. and Jeffrey D. McKeever (1) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended February 1, 1998)

10.9 MicroAge, Inc. Compensation Trust, dated February 1, 1998, by and between MicroAge, Inc. and Northern Trust Bank of Arizona, N.A. (1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 1, 1998)

10.10 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Jeffrey D. McKeever (1) (Incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.10.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Jeffrey D. McKeever (1) (Incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.11 Non-Qualified Stock Option Agreement between Jeffrey D. McKeever and MCCI Holding Company, effective as of May 2, 1998 (1)

10.11.1 First Amendment, dated as of December 31, 1998, to Non-Qualified Stock Option Agreement between Jeffrey D. McKeever and MCCI Holding Company
          (1)

10.12 Amended and Restated Employment Agreement, dated as of November 4, 1996, by and between Alan P. Hald and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.13 Split-Dollar Insurance Agreement, dated as of January 29, 1997, by and between MicroAge, Inc. and Alan P. Hald (1) (Incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.14 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Alan P. Hald (1) (Incorporated by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.14.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Alan P. Hald (1) (Incorporated by reference to Exhibit 10.6.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.15 Amended and Restated Employment Agreement, dated as of November 4, 1996, by and between James R. Daniel and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.16 Split-Dollar Insurance Agreement, dated as of September 1, 1995, by and between James R. Daniel and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K for the fiscal year ended October 29, 1995)

10.17 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and James R. Daniel (1) (Incorporated by reference to Exhibit 10.7.2 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.17.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and James R. Daniel (1) (Incorporated by reference to Exhibit 10.7.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.18 Employment Agreement, dated as of January 4, 1999, by and between Robert G. O'Malley and Pinacor Inc.

10.19 Split-Dollar Insurance Agreement, dated as of September 1, 1995, by and between Robert G. O'Malley and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.20 Split-Dollar Insurance Agreement, dated as of January 27, 1997, by and between Robert G. O'Malley and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.8.2 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.21 MicroAge, Inc. 1997 Management Equity Program Award Agreement by and between MicroAge, Inc. and Robert G. O'Malley (1) (Incorporated by reference to Exhibit 10.8.3 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.22 Amended and Restated Employment Agreement, dated as of November 4, 1996, by and between Christopher J. Koziol and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.23 Split Dollar Insurance Agreement, dated as of September 1, 1995, by and between Christopher J. Koziol and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.24 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Christopher
          J. Koziol (1) (Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.24.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Christopher J. Koziol (1) (Incorporated by reference to Exhibit 10.9.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.25 Form of Employment Agreement, dated as of November 4, 1996, by and between MicroAge, Inc. and certain executives (1) (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.26 Form of Split-Dollar Insurance Agreement, dated September 1, 1995, by and between MicroAge, Inc. and certain executives (1) (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended October 29, 1995)

10.27 The Amended and Restated MicroAge, Inc. 1989 Stock Option Plan (1) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended January 30, 1994)

10.28     The Amended and Restated MicroAge,  Inc.  Directors' Stock Option Plan
          (1) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended January 30, 1994)

10.29 Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement (1) (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

10.29.1 First Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement (1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1995)

10.29.2 Second Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement, dated March 14, 1996 (1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 28, 1996)

10.29.3 Third Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement, dated October 28, 1996 (1) (Incorporated by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.29.4 Fourth Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement, dated December 4, 1996 (1) (Incorporated by reference to Exhibit 10.23.4 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.29.5 Fifth Amendment, dated January 31, 1997, to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement (1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 2,
          1997).

10.29.6 Sixth Amendment, dated August 1, 1997, to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement (1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended August 3,
          1997).

10.29.7 Seventh Amendment to the MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust, dated April 2, 1998 (1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998).

10.29.8 Eighth Amendment to the MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust, dated April 2, 1998 (1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998).

10.30 MicroAge 1994 Long-Term Incentive Plan (1) (Incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on March 23, 1994, File No. 0-15995)

10.31 MicroAge, Inc. 1997 Long-Term Incentive Plan (1) (Incorporated by reference to Appendix B to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on April 1, 1998, File No. 0-15995)

10.32     1995 MicroAge,  Inc. Director  Incentive Plan, as amended and restated
          (1) (Incorporated by reference to Appendix C to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on April 1, 1998, File No. 0-15995)

10.33 MicroAge, Inc. 1995 Associate Stock Purchase Plan (1) (Incorporated by reference to Appendix B to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on March 15, 1995, File No. 0-15995)

10.33.1 First Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan (1) (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 33-58901)

10.33.2 Second Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan (1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for fiscal quarter ended January 28, 1996)

10.34 Inventory Financing Agreement, dated as of July 9, 1993, by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.34.1 First Amendment, dated January 27, 1994, to Inventory Financing Agreement by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation dated as of July 9, 1993 (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.35 Agreement For Wholesale Financing, dated December 17, 1993, by and between IBM Credit Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.36 Second Restated Agreement for Wholesale Financing Agreement, dated as of December 17, 1993, by MicroAge Computer Centers, Inc. and Deutsche Financial Services Corporation (Incorporated by reference to Exhibit
          10.3.1 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 1995)

10.36.1 Amendment to Second Restated Agreement for Wholesale Financing, dated as of March 3, 1997, by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 4, 1997)

10.36.2 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation, dated as of the 31st day of March, 1997 (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.36.3 Amendment to Second Restated Agreement for Wholesale Financing, dated as of July 31, 1997, by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 1997)

10.36.4 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation, dated as of the 31st day of October, 1997 (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.36.5 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation, dated as of the 28th day of January, 1998 (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.36.6 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation, dated as of the 5th day of February, 1998 (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.36.7 Amendment to Second Restated Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation, dated as of the 30th day of April, 1998 (Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.37 Restated and Amended Purchase Agreement, dated as of August 3, 1995, by and among MicroAge Computer Centers, Inc., et al, and Deutsche Financial Services Corporation (Incorporated by reference to Exhibit
          10.3 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 1995)

10.37.1 Amendment to Restated and Amended Purchase Agreement, dated as of March 31, 1997, by and among MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 4, 1997)

10.37.2 Amendment to Restated and Amended Purchase Agreement, dated as of July 31, 1997, by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation (Incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 1997)

10.37.3 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation, dated as of the 31st day of October, 1997 (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.37.4 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation, dated as of the 28th day of January, 1998 (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.37.5 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation, dated as of the 5th day of February, 1998 (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.37.6 Amendment to Restated and Amended Purchase Agreement by and between MicroAge Computer Centers, Inc., et. al., and Deutsche Financial Services Corporation, dated as of the 30th day of April, 1998 (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.38 Agreement For Wholesale Financing, dated as of December 17, 1993, by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.38.1 Amendment No. 1 to Addendum, dated as of August 3, 1995, to the Agreement For Wholesale Financing dated as of December 17, 1993, by and between MicroAge Computer Centers, Inc. and IBM Credit Corporation (Incorporated by reference to Exhibit 10.4.1 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 1995)

10.38.2 Amendment #2 to Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and IBM Credit Corporation, dated as of August 25, 1997 (Incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.38.3 Amendment #3 to Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc. and IBM Credit Corporation, dated as of March 13, 1998 (Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.38.4 Amendment #4 to Agreement for Wholesale Financing by and between MicroAge Computer Centers, Inc., MicroAge Logistics Services, Inc., Pinacor, Inc., and IBM Credit Corporation, dated as of April 30, 1998 (Incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998)

10.39 COMPAQ Computer Corporation Dealer Agreement, dated April 1, 1984, by and between COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-14333)

10.40 COMPAQ Computer Corporation Central Purchase Agreement, dated November 21, 1983, by and between COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-14333)

10.40.1 Amendment, dated June 15, 1992, to the COMPAQ Computer Corporation Central Purchase Agreement dated November 21, 1983 by and between
          COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

10.41 IBM Business Partner Agreement, effective October 1, 1998, by and between International Business Machines Corporation and Pinacor Inc.

10.42 IBM Business Partner Agreement for Resellers, by and between IBM and MicroAge Integration Co.

10.43 Apple Authorized Dealer Sales Agreement, dated as of April 1, 1989, by and between Apple Computer, Inc. and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1989)

10.43.1 Amendment, dated April 1, 1989, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to
          Exhibit 10.4.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

10.43.2 Letter Agreement, dated September 30, 1992, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

10.43.3 Letter Agreement, dated February 28, 1994, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.24.3 to the Annual Report on Form 10- K for the fiscal year ended October 30, 1994)

10.43.4 Letter Agreement, dated June 23, 1994, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.24.4 to the Annual Report on Form 10- K for the fiscal year ended October 30, 1994)

10.44 Authorized Apple Wholesaler U.S. Sales Agreement, dated April 2, 1998, by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc.

10.45 U.S. First Tier Reseller Agreement, dated as of March 1, 1997, by and between Hewlett-Packard Company and MicroAge, Inc. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended November 2, 1997)

10.46 Hewlett-Packard Company U.S. Agreement for Authorized Distributors, effective April 1, 1998, by and between Hewlett-Packard Company and MicroAge Computer Centers, Inc.

10.47 U.S. Reseller Agreement by and between Hewlett-Packard Company and MicroAge Integration Co.

10.48 Form of Franchise Agreement, effective December 8, 1993, by and between MicroAge, Inc. and its franchisees (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.48.1 Rider to Franchise Agreement, effective December 1993, by and between MicroAge, Inc. and its existing franchisees (Incorporated by reference to Exhibit 10.26.1 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

10.48.2 Rider to Franchise Agreement, effective December 1993, by and between MicroAge, Inc. and its new franchisees (Incorporated by reference to Exhibit 10.26.2 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

10.49 Form of Franchise Agreement by and between MicroAge, Inc. and its franchisees effective as to franchise agreements executed after March 1997 (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended November 2, 1997)

10.50 Form of Purchasing Agreement, effective January 1997, by and between MicroAge, Inc. and its Independent Computer Dealers (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended November 2, 1997)

10.51 Form of Purchase Agreement, effective January 1997, by and between MicroAge, Inc. and its resellers (Incorporated by reference to Exhibit
          10.38 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.52 Triple Net Industrial Lease, dated as of December 21, 1993, by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.53 Triple Net Industrial Lease, dated July 28, 1993, by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.53.1 Amendment No. One, dated December 21, 1993, to Triple Net Industrial Lease dated July 28, 1993 by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.53.2 Lease Amendment, dated September 9, 1994, to Triple Net Industrial Leases dated July 16, 1985, July 28, 1993, and December 21, 1993 by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

10.54 Lease Agreement, dated November 18, 1994, by and between Duke Realty Limited partnership and Kenco Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 1995)

10.54.1 Assignment and Assumption of Lease Agreement, dated July 18, 1994, to Lease dated November 18, 1994 by and between Duke Realty Limited partnership and Kenco Group, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 1995)

10.55 Standard Industrial Lease, dated September 27, 1996, by and between Dermody Properties and MicroAge Logistics Services, Inc. (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.56 Industrial Lease, dated August 28, 1996, by and between MICC Venture and MicroRetailing Inc., d/b/a Inter PC and d/b/a Micro Age (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the fiscal year ended November 2, 1997)

10.57 Standard Commercial Lease Agreement, dated September 28, 1998, by and between Riggs & Company and Pinacor, Inc.

11        EPS Calculation

21        List of Subsidiaries of MicroAge, Inc.

23        Consent of Independent Accountants

27.1      Financial Data Schedule for the fiscal year ended November 1, 1998

27.2 Restated Financial Data Schedule for the 1997 three quarters and fiscal year ended November 2, 1997

27.3      Restated Financial Data Schedule for the fiscal year ended November 3,
          1996

99.1      Private   Securities   Litigation  Reform  Act  of  1995  Safe  Harbor
          Compliance Statement for Forward-Looking Statements.

99.2 Common Stock Purchase and Sale Agreement, dated as of April 27, 1990, by and among MicroAge, Inc., Olivetti Holding N.V., Banstock Company Limited, The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Trust and Citizens and Southern Trust Company (Georgia), N.A., solely as Trustee of the ESOT and not in its individual capacity (Incorporated by reference to Exhibit 28.2 to the Current Report on Form 8-K dated May 7, 1990)

99.3 Company and Purchasers Rights Agreement, dated as of April 27, 1990, by and between MicroAge, Inc., Banstock Company Limited and Fred Israel (Incorporated by reference to Exhibit 28.3 to the Current Report on Form 8-K dated May 7, 1990)

99.4 Company and ESOT Rights Agreement, dated as of April 27, 1990, by and between MicroAge, Inc., The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Trust and Citizens and Southern Trust Company (Georgia), N.A., solely as Trustee of the ESOT and not in its individual capacity (Incorporated by reference to Exhibit 28.4 to the Current Report on Form 8-K dated May 7, 1990)

99.5 Parent Agreement, dated as of April 27, 1990, by and among MicroAge, Inc., Olivetti Holding N.V. and Kokudo Sangyo, Inc. (Incorporated by reference to Exhibit 28.5 to the Current Report on Form 8-K dated May 7, 1990)

99.6 Loan Agreement, dated as of April 27, 1990, by and between MicroAge, Inc., and Citizens and Southern Trust Company (Georgia), N.A., as Trustee for The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Trust (Incorporated by reference to Exhibit 28.7 to the Current Report on Form 8-K dated May 7, 1990)

99.7      Nonrecourse  Promissory  Note,  dated as of April  27,  1990,  made by
          Citizens and Southern Trust Company as Trustee on behalf of The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Trust (Incorporated by reference to Exhibit 28.8 to the Current Report on Form 8-K dated May 7, 1990)

99.8 Stock Pledge Agreement, dated as of April 27, 1990, by and between MicroAge, Inc. and Citizens and Southern Trust Company (Georgia), N.A., as Trustee on behalf of The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Trust (Incorporated by reference to
          Exhibit 28.9 to the Current Report on Form 8-K dated May 7, 1990)

99.9 Trust Agreement, dated December 30, 1994, by and between MicroAge, Inc. and First Interstate Bank of Arizona, N.A., as Trustee on behalf of The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust (Incorporated by reference to Exhibit 99.8 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

----------
(1) Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.