Form 10-Q
period 1999-01-31
MICROAGE INC /DE/
filed 1999-03-17
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934,

    For the quarterly period ended January 31, 1999 or

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

                             Yes [X]    No [ ]

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at February 28, 1999 was 20,448,165.

                                      INDEX

                                 MICROAGE, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets -- January 31, 1999 and
        November 1, 1998.

        Consolidated statements of operations -- Quarters ended
        January 31, 1999 and February 1, 1998.

        Consolidated statements of cash flows -- Quarters ended
        January 31, 1999 and February 1, 1998.

        Notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                MICROAGE, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands, except share data)

                                     ASSETS
                                                      January 31,    November 1,
                                                         1999           1998
                                                     -----------     -----------
Current assets:
  Cash and cash equivalents                          $    41,837    $    41,894
  Accounts and notes receivable, net                     296,295        529,877
  Inventory, net                                         505,278        486,150
  Other                                                   23,485         24,432
                                                     -----------    -----------
    Total current assets                                 866,895      1,082,353

Property and equipment, net                              101,934         92,147
Intangible assets, net                                   123,988        126,105
Other                                                     27,057         14,538
                                                     -----------    -----------
    Total assets                                     $ 1,119,874    $ 1,315,143
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   767,709    $   967,501
  Accrued liabilities                                     25,877         24,279
  Current portion of long-term obligations                 3,014          3,095
  Other                                                    9,685          8,868
                                                     -----------    -----------
    Total current liabilities                            806,285      1,003,743

Long-term obligations                                      5,070          5,553
Other long-term liabilities                               15,426         15,361

 Stockholders' equity:
   Preferred stock, par value $1.00 per share;
     Shares authorized: 5,000,000
     Issued and outstanding:  none                            --             --
   Common stock, par value $.01 per share;
     Shares authorized: 40,000,000
     Issued: January 31, 1999 - 20,463,743
             November 1, 1998 - 20,284,789                   205            203
   Additional paid-in capital                            207,295        206,720
   Retained earnings                                      85,759         83,729
   Treasury stock, at cost;
     Shares: January 31, 1999 - 16,378
             November 1, 1998 - 16,378                      (166)          (166)
                                                     -----------    -----------
     Total stockholders' equity                          293,093        290,486
                                                     -----------    -----------
     Total liabilities and stockholders' equity      $ 1,119,874    $ 1,315,143
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            MICROAGE, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share data)

                                                            Quarter ended
                                                      --------------------------
                                                      January 31,    February 1,
                                                          1999          1998
                                                      -----------    -----------
Revenue                                               $1,444,841    $ 1,179,011

Cost of sales                                          1,343,071      1,105,186
                                                      ----------    -----------

Gross profit                                             101,770         73,825

Operating expenses                                        89,287         73,061
                                                      ----------    -----------

Operating income                                          12,483            764

Other expenses - net                                       7,248         10,941
                                                      ----------    -----------

Income (loss) before income taxes                          5,235        (10,177)

Income tax provision (benefit)                             3,169         (4,061)
                                                      ----------    -----------

Net income (loss)                                     $    2,066    $    (6,116)
                                                      ==========    ===========
Net income (loss) per common and common
  equivalent share:
        Basic                                         $     0.10    $     (0.31)
                                                      ==========    ===========

        Diluted                                       $     0.10    $     (0.31)
                                                      ==========    ===========
Weighted average common and common equivalent
  shares outstanding:
        Basic                                             20,344         19,456
                                                      ==========    ===========

        Diluted                                           21,034         19,456
                                                      ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                             MICROAGE, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            Increase (Decrease) in Cash and Cash Equivalents
                             (in thousands)

                                                            Quarter ended
                                                     ---------------------------
                                                     January 31,     February 1,
                                                         1999           1998
                                                     -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                      $   2,066    $  (6,116)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                         11,396        8,744
      Provision for losses on accounts and
        notes receivable                                     3,028        2,300
      Changes in assets and liabilities,
        net of business acquisitions:
          Accounts and notes receivable                    230,554       81,295
          Inventory                                        (19,128)    (112,240)
          Other current assets                                 947          661
          Other assets                                     (12,769)      (5,953)
          Accounts payable                                (199,829)      21,193
          Accrued liabilities                                1,598       (5,806)
          Other liabilities                                    883        6,580
                                                         ---------    ---------
    Net cash provided by (used in) operating
      activities                                            18,746       (9,342)

Cash flows from investing activities:
  Purchases of property and equipment                      (18,134)     (15,401)
                                                         ---------    ---------
    Net cash used in investing activities                  (18,134)     (15,401)

Cash flows from financing activities:
  Proceeds from issuance of stock - stock option
    and employee stock purchase plans                          577        1,802
  Net borrowings under line of credit                           --       39,000
  Shareholder distributions - pooled companies                  --         (128)
  Net change in long-term obligations                       (1,246)        (771)
                                                         ---------    ---------
    Net cash provided by (used in) financing
      activities                                              (669)      39,903
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents           (57)      15,160

Cash and cash equivalents at beginning of period            41,894       22,279
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  41,837    $  37,439
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Operating results for the 13 weeks ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 1, 1998.

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                                        Quarters ended
                                                     -------------------
                                                     Jan. 31,    Feb. 1,
                                                       1999        1998
                                                     -------     -------
       Interest expense                              $   823     $ 2,346
       Expenses from sales of
         accounts receivable                           2,683       5,577
       Amortization expense                            2,367       2,117
       Other                                           1,375         901
                                                     -------     -------
                                                     $ 7,248     $10,941
                                                     =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Item may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These forward-looking statements may include projections of revenue and net income and issues that may affect revenue or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: intense competition; narrow margins; dependence on supplier incentive funds; product supply and dependence on key vendors; potential fluctuations in quarterly results; risks of declines in inventory values; no assurance of successful acquisitions or investments; the capital intensive nature of the Company's business; dependence on information systems; year 2000 issues; dependence on independent shipping companies; rapid technological change; and possible volatility of stock price. Reference is made to Exhibit 99.1 of the Company's Report on Form 10-K for the year ended November 1, 1998 for additional discussion of the foregoing factors. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The Company operates two independent businesses - a distribution business operated through a wholly-owned subsidiary, Pinacor, Inc. ("Pinacor") and an integration business ("MicroAge IT Services"). These businesses have separate management teams, operate autonomously in their respective marketplaces, and contract with headquarters for a limited number of services, such as payroll processing, employee benefits and information services.

RESULTS OF OPERATIONS

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                      Quarter ended
                               ---------------------------------------------------------------
                                 Jan. 31,      Nov. 1,      Aug. 2,     May 3,        Feb. 1,
                                   1999         1998         1998       1998           1998
                               ----------   ----------   ----------   ----------    ----------
Revenue (in thousands)         $1,444,841   $1,572,824   $1,441,246   $1,326,950    $1,179,011
Cost of sales                        93.0%        93.1%        94.0%        93.6%         93.7%
                               ----------   ----------   ----------   ----------    ----------
Gross profit                          7.0          6.9          6.0          6.4           6.3
Operating and other expenses
 Operating expenses                   6.2          5.8          5.4          6.0           6.2
 Restructuring and other one-
   time charges                       0.0          0.0          0.0          0.4           0.0
                               ----------   ----------   ----------   ----------    ----------
Operating income                      0.9          1.1          0.6          0.0           0.1

Other expenses - net                  0.5          0.4          0.5          0.7           0.9
                               ----------   ----------   ----------   ----------    ----------
Income (loss) before income
 taxes                                0.4          0.7          0.1         (0.7)         (0.9)

Income tax provision (benefit)        0.2          0.5          0.1         (0.3)         (0.3)
                               ----------   ----------   ----------   ----------    ----------
Net income (loss)                     0.1%         0.2%         0.0%        (0.4)%        (0.5)%
                               ==========   ==========   ==========   ==========    ==========

TOTAL REVENUE. Total revenue of $1.4 billion increased $266 million, or 23%, for the quarter ended January 31, 1999 as compared to the quarter ended February 1, 1998. This revenue increase included a $255 million, or 24%, increase in Pinacor (distribution business) revenue and a $12 million, or 3%, increase in MicroAge IT Services revenue, partially offset by an increase in the elimination of intercompany revenue. The increase in revenue was attributable to sales to resellers added since February 1, 1998, increased demand for the Company's major suppliers' products, the Company's addition of new product offerings, service revenue growth and the growth of the microcomputer products industry.

GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 7.0% for the quarter ended January 31, 1999 and 6.3% for the quarter ended February 1, 1998.

The increase in the Company's gross profit percentage was due to higher margins in both Pinacor and MicroAge IT Services. Pinacor margins increased primarily as a result of increased supplier incentive funds. The increase in supplier incentive funds more than offset decreases in product trading margins, increased freight expense and expenses from changes in suppliers' terms and conditions on price protection and returns. The product trading margins decreased due to increased competitive pressures. The freight expense increase as a percentage of revenue was primarily due to a decrease in the average selling price per pound of product shipped as well as an increase in the cost per pound shipped. Future Pinacor margins will continue to be impacted by competitive pressures and by changes in suppliers' terms and conditions.

MicroAge IT Services margins increased due to an increase in service revenue, which has higher gross margins than product revenue margins. This increase was partially offset by lower margins on product sales to end-user customers due to competitive pricing pressures.

Future gross profit percentages may be affected by market pressures, the introduction of new Company initiatives, changes in revenue mix, future acquisitions, changes in supplier incentive funds, changes in suppliers' terms and conditions, the Company's utilization of early payment discount opportunities, supplier pricing actions, and other competitive and economic pressures. See "Potential Fluctuations in Operating Results" below for information regarding industry trends that may affect future gross profit percentages.

OPERATING EXPENSES. As a percentage of revenue, operating expenses were 6.2% for the quarters ended January 31, 1999 and February 1, 1998. Operating expenses increased $16 million to $89 million for the quarter ended January 31, 1999, as compared to the quarter ended February 1, 1998 primarily as a result of increased business volume.

OTHER EXPENSES - NET. Other expenses - net decreased to $7.2 million for the quarter ended January 31, 1999 from $10.9 million for the quarter ended February 1, 1998 primarily due to lower average daily borrowings resulting from lower inventory balances combined with higher accounts payable balances during the quarter.

INCOME TAX PROVISION. As a percentage of income (loss) before tax, income taxes were 60.5% for the quarter ended January 31, 1999 compared to 39.9% for the quarter ended February 1, 1998. The increase in the effective tax rate is due to higher permanent differences between book income and taxable income, primarily as a result of higher amounts of non-deductible goodwill amortization.

CHANGES IN SUPPLIER TERMS AND CONDITIONS

The key suppliers of the Company provide various incentives for promoting and marketing their product offerings. A large portion of the incentives are passed on to the Company's customers. However, a portion of the incentives positively impact the Company's income.

Beginning in May 1998, the major manufactures announced and/or instituted changes in their sales incentive programs and inventory management programs. Pursuant to these changes, the major manufactures have (i) reduced the amount of product that the Company is allowed to return, (ii) reduced the amount of price protection coverage offered to the Company and (iii) changed incentives to programs based on sales of the manufacturers' products, rather than on purchases of the products from the manufacturers.

In addition, several of the Company's major suppliers have changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes will increase the Company's working capital requirements and financing costs. Further changes in incentives or other terms and conditions could have a material adverse effect on the Company's operating results.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

The Company's operating results may vary significantly from quarter to quarter depending on certain factors, including, but not limited to, demand for the Company's information technology products and services, the amount of supplier incentive funds received by the Company, the results of acquired businesses, product availability, competitive conditions, new product introductions, changes in customer order patterns, changes in supplier terms and conditions and general economic conditions. In particular, the Company's operating results are sensitive to changes in the mix of product and service revenues, product margins, inventory adjustments and interest rates. Although the Company attempts to control its expense levels, these levels are based, in part, on anticipated revenues. Therefore, the Company may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, quarterly period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, although the Company's financial performance has not exhibited significant seasonality in the past, the Company and the computer industry in general tend to follow a sales pattern with peaks occurring near the end of the calendar year, due primarily to special supplier promotions and year-end business purchases.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth and cash needs to date primarily through working capital financing facilities, bank credit lines, common stock offerings and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales. If the Company is successful in achieving continued revenue growth, its working capital requirements are likely to increase. In addition, as discussed above, changes in supplier payment terms will increase the Company's working capital requirements.

The Company has acquired or invested in, and intends to acquire or invest in, resellers to increase core service competencies, expand the Company's geographic coverage in key market areas, and strengthen the Company's direct relationships with end-user customers. Acquisitions or investments may be made utilizing cash, stock, or a combination of cash and stock.

Cash provided by operating activities was $19 million for the quarter ended January 31, 1999 as compared to cash used of $9 million for the quarter ended February 1, 1998. During the quarter ended January 31, 1999, $231 million was provided by changes in accounts receivable. This was due to an increase in receivables sold to a finance company during the quarter. The cash provided by receivables was offset by a $200 million decrease in accounts payable during the quarter.

Cash used in investing activities increased from $15 million during the quarter ended February 1, 1998 to $18 million during the quarter ended January 31, 1999 due to increased purchases of property and equipment as a result of increased spending for electronic commerce initiatives and capacity expansion in systems and facilities.

Cash used in financing activities was $1 million during the quarter ended January 31, 1999 compared to cash provided of $40 million during the quarter ended February 1, 1998. Cash provided for the quarter ended February 1, 1998 was due to borrowings under the Company's line of credit.

The Company maintains three financing agreements (the "Agreements") with financing facilities totaling $800 million. The Agreements include an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At January 31, 1999, the net amount of sold accounts receivable was $232 million.

The Inventory Facilities provide for borrowings up to $450 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") and a line of credit for general working capital requirements ("Supplemental Line of Credit"). Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 45 and 60 days from the date of the advance. Amounts borrowed under the Supplemental Line of Credit may remain outstanding until the expiration date of the Agreements (August 2000). No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At January 31, 1999, the Company had $291 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and nothing outstanding under the Supplemental Line of Credit.

Of the $800 million of financing capacity represented by the Agreements, $277 million was unused as of January 31, 1999. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including tangible net worth requirements and ratios of debt to tangible net worth and current assets to current liabilities. At January 31, 1999, the Company was in compliance with these covenants.

In addition to the financing facilities discussed above, the Company maintains an accounts receivable purchase agreement (the "Purchase Agreement") with a commercial credit corporation (the "Buyer") whereby the Buyer agrees to purchase, from time to time at its option, on a limited recourse basis, certain accounts receivable of the Company. Under the terms of the Purchase Agreement, no finance charges are assessed if the accounts are settled within forty days. At January 31, 1999, the net amount of sold accounts receivable under the Purchase Agreement was $29 million.

The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

As discussed above, several of the Company's major suppliers have changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes will increase the Company's working capital requirements and financing costs. The additional borrowings that will be required to pay these suppliers on shorter terms could exceed the borrowings available under the Agreements due to collateral constraints. The Company has requested modifications to the Agreements to address this issue. Although the Company expects to obtain the requested modifications, there can be no assurance that the modifications will be granted. Failure to obtain the requested modifications may limit the company's ability to purchase product from its suppliers, which could have a material adverse effect on the Company's operating results.

The unavailability of a significant portion of, or the loss of, the Agreements or trade credit from suppliers would have a material adverse effect on the Company.

Although the Company has no material capital commitments, the Company expects to make capital expenditures of approximately $50 to $60 million during the remainder of fiscal 1999.

INFLATION

The Company believes that inflation has generally not had a material impact on its operations.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On January 28, 1999, the Company's Board of Directors approved an extension of the Company's Amended and Restated Rights Agreement from February 23, 1999 through the end of the current fiscal year, October 31, 1999.

         (b) None

         (c) None

         (d) None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               10.1 Assignment and  Assumption of Lease between Pinacor Inc. and
                    Electronic Data Systems Corporation ("EDS"), dated December 18, 1998, assigning Lease Agreement by and between KREG-SW and EDS.

               10.2 MicroAge, Inc. Compensation Trust, dated  February 23, 1999, by and between MicroAge, Inc. and Northern Trust Bank of Arizona, N.A. (1)

               11 EPS Detail Calculation (Statement re: Computation of Per Share Earnings)

               27   Financial Data Schedule


          ----------
               (1)  Management contract for compensatory plan or arrangement.

          (b) During the quarter ended January 31, 1999, the Company filed one report on Form 8-K, dated January 13, 1999 and filed January 19, 1999, pursuant to Items 5 and 7, to file a copy of the Company's press release entitled, "MicroAge, Inc. Announces Fourth Quarter and Fiscal Year End 1998 Financial Results and Status of Pinacor."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MICROAGE, INC.
                                         (Registrant)

Date: March 16, 1999             By: /s/ Jeffrey D. McKeever
                                     -----------------------------------------
                                         Jeffrey D. McKeever
                                         Chairman of the Board and
                                         Chief Executive Officer

Date: March 16, 1999             By: /s/ James R. Daniel
                                     -----------------------------------------
                                         James R. Daniel
                                         Executive Vice President
                                         Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------

10.1 Assignment and Assumption of Lease between Pinacor Inc. and Electronic Data Systems Corporation ("EDS"), dated December 18, 1998, assigning Lease Agreement by and between KREG-SW and EDS.

10.2 MicroAge, Inc. Compensation Trust, dated February 23, 1999, by and between MicroAge, Inc. and Northern Trust Bank of Arizona, N.A. (1)

11      EPS Detail Calculation (Statement re: Computation of Per Share Earnings)

27      Financial Data Schedule

----------
(1) Management contract for compensatory plan or arrangement.