Form 10-Q
period 1999-05-02
MICROAGE INC /DE/
filed 1999-06-21
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934,

    For the quarterly period ended May 2, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    Commission file number 0-15995

                                 MICROAGE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               86-0321346
   (State of incorporation)                                   (I.R.S. Employer
                                                             Identification No.)


   2400 South MicroAge Way, Tempe, AZ                              85282
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (602) 366-2000

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at May 30, 1999 was 20,497,305.

                                     INDEX

                                 MICROAGE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets -- May 2, 1999 and November 1, 1998.     2

         Consolidated  statements of operations -- Quarters ended             3
         May 2, 1999 and May 3, 1998; 26 weeks ended May 2, 1999 and May 3, 1998.

         Consolidated  statements of cash flows -- 26 weeks ended             4
         May 2, 1999 and May 3, 1998.

         Notes to consolidated financial statements.                          5

Item 2.  Management's Discussion and Analysis of Financial Condition          7
         and Results of Operations.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                    17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                            MICROAGE, INC.
                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (in thousands, except share data)

                                ASSETS
                                                       May 2,        November 1,
                                                        1999            1998
                                                    -----------      ----------
Current assets:
   Cash and cash equivalents                        $    57,328      $   41,894
   Accounts and notes receivable, net                   288,156         529,877
   Inventory, net                                       449,245         486,150
   Other                                                 23,561          24,432
                                                    -----------      ----------
      Total current assets                              818,290       1,082,353

Property and equipment, net                              95,670          92,147
Intangible assets, net                                   10,056         126,105
Other                                                    24,557          14,538
                                                    -----------      ----------
      Total assets                                  $   948,573      $1,315,143
                                                    ===========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $   731,204      $  967,501
   Accrued liabilities                                   21,438          24,279
   Current portion of long-term obligations               3,102           3,095
   Other                                                  7,731           8,868
                                                    -----------      ----------
      Total current liabilities                         763,475       1,003,743

Line of credit                                           12,600              --
Long-term obligations                                     4,209           5,553
Other long-term liabilities                              17,178          15,361

Stockholders' equity:
   Preferred stock, par value $1.00 per share;
     Shares authorized: 5,000,000
     Issued and outstanding:  none                           --              --
   Common stock, par value $.01 per share;
     Shares authorized: 40,000,000
     Issued: May 2, 1999      -- 20,527,554
             November 1, 1998 -- 20,284,789                 205             203
   Additional paid-in capital                           210,173         206,720
   Retained earnings (deficit)                          (58,769)         83,729
   Treasury stock, at cost;
     Shares: May 2, 1999      -- 30,249
             November 1, 1998 -- 16,378                    (498)           (166)
                                                    -----------      ----------
      Total stockholders' equity                        151,111         290,486
                                                    -----------      ----------
      Total liabilities and stockholders' equity    $   948,573      $1,315,143
                                                    ===========      ==========

 The accompanying notes are an integral part of these financial statements.

                            MICROAGE, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share data)

                                                   Quarter ended               26 weeks ended
                                              ------------------------    ------------------------
                                                 May 2,        May 3,        May 2,        May 3,
                                                 1999          1998          1999          1998
                                              ----------    ----------    ----------    ----------
Revenue                                       $1,656,541    $1,326,950    $3,101,382    $2,505,961

Cost of sales                                  1,569,903     1,242,369     2,912,974     2,347,555
                                              ----------    ----------    ----------    ----------

Gross profit                                      86,638        84,581       188,408       158,406

Operating and other expenses
   Operating expenses                            106,025        79,652       195,312       152,713
   Restructuring and other one-time charges      134,159         5,600       134,159         5,600
                                              ----------    ----------    ----------    ----------

Total                                            240,184        85,252       329,471       158,313
                                              ----------    ----------    ----------    ----------

Operating income (loss)                         (153,546)         (671)     (141,063)           93

Other expenses - net                              12,260         9,171        19,508        20,112
                                              ----------    ----------    ----------    ----------

Loss before income taxes                        (165,806)       (9,842)     (160,571)      (20,019)

Income tax benefit                               (18,465)       (3,885)      (15,296)       (7,946)
                                              ----------    ----------    ----------    ----------

Net loss                                      $ (147,341)   $   (5,957)   $ (145,275)   $  (12,073)
                                              ==========    ==========    ==========    ==========
Net loss per common and
 common equivalent share:
   Basic                                      $    (7.19)   $    (0.30)   $    (7.12)   $    (0.62)
                                              ==========    ==========    ==========    ==========

   Diluted                                    $    (7.19)   $    (0.30)   $    (7.12)   $    (0.62)
                                              ==========    ==========    ==========    ==========
Weighted average common and common
 equivalent shares outstanding:
   Basic                                          20,481        19,584        20,412        19,520
                                              ==========    ==========    ==========    ==========

   Diluted                                        20,481        19,584        20,412        19,520
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

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                             26 weeks ended
                                                       -------------------------
                                                          May 2,        May 3,
                                                          1999          1998
                                                       ---------     ---------
Cash flows from operating activities:
  Net loss                                             $(145,275)    $ (12,073)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization                         23,741        18,451
    Provision for losses on accounts and notes
     receivable                                           12,304         6,630
    Restructuring and other one-time charges             130,917            --
    Changes in assets and liabilities, net of
     business acquisitions:
      Accounts and notes receivable                      228,706       (15,466)
      Inventory                                           36,905       (29,338)
      Other current assets                                   871        (3,844)
      Other assets                                       (10,711)       (5,613)
      Accounts payable                                  (235,391)      103,414
      Accrued liabilities                                 (2,841)          630
      Other liabilities                                   (1,820)        9,193
                                                       ---------     ---------
  Net cash provided by operating activities               37,406        71,984

Cash flows from investing activities:
  Purchases of property and equipment                    (29,211)      (28,232)
  Purchases of businesses and investments in
   unconsolidated companies, net of cash acquired         (5,500)           --
                                                       ---------     ---------
  Net cash used in investing activities                  (34,711)      (28,232)

Cash flows from financing activities:
  Proceeds from issuance of stock - stock option
   and employee stock purchase plans                       2,411         2,139
  Net borrowings (payments) under line of credit          12,600       (30,650)
  Shareholder distributions - pooled companies                --          (129)
  Net change in long-term obligations                     (2,272)       (1,937)
                                                       ---------     ---------
Net cash provided by (used in) financing activities       12,739       (30,577)
                                                       ---------     ---------
Net increase in cash and cash equivalents                 15,434        13,175

Cash and cash equivalents at beginning of period          41,894        22,279
                                                       ---------     ---------
Cash and cash equivalents at end of period             $  57,328     $  35,454
                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Operating results for the 26 weeks ended May 2, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 1, 1998.

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):


                                  Quarters ended            26 weeks ended
                                ------------------        ------------------
                                 May 2,     May 3,         May 2,     May 3,
                                  1999       1998           1999       1998
                                -------    -------        -------    -------

      Interest expense          $   992    $   988        $ 1,815    $ 3,333
      Expenses from sales of
        accounts receivable       4,140      4,993          6,823     10,570
      Amortization expense        2,842      2,068          5,209      4,180
      Other                       4,286      1,122          5,661      2,029
                                -------    -------        -------    -------

                                $12,260    $ 9,171        $19,508    $20,112
                                =======    =======        =======    =======

NOTE C - RESTRUCTURING AND OTHER ONE-TIME CHARGES

During the quarter ended May 2, 1999, the Company recorded $134 million of restructuring and other one-time charges ($124 million, or $6.07 per share, after taxes). The restructuring and other one-time charges included a $123 million write-down of impaired goodwill; $8 million for the write-down to net realizable value of software and equipment no longer utilized by the Company due to the implementation of a new branch automation system; $2 million in employee termination benefits; and $1 million for one-time contract termination and business closure costs.

The goodwill written off during the quarter resulted from businesses acquired primarily in fiscal 1997 and fiscal 1998. Recent competitive increases in the industry as well as operating losses caused the Company to reassess the recoverability of its long-lived assets. The fair value of the assets, determined through a discounted cash flow analysis as well as other market analyses, was compared to the carrying amount of the assets. The difference was recorded as a charge to earnings in the second quarter.

The charges associated with employee termination benefits consist primarily of severance pay for 79 associates. The reductions were completed by May 2, 1999 and occurred in Pinacor, the Company's distribution business, and in an imaging business that the Company decided to exit during the quarter.

All actions related to the restructuring were implemented as of May 2, 1999, and the liability for restructuring accruals at May 2, 1999 was $3 million.

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

The Company operates two independent businesses - a distribution business operated through a wholly-owned subsidiary, Pinacor, Inc. ("Pinacor"), and an integration business, MicroAge Technology Services ("MTS"). These businesses have separate management teams, operate autonomously in their respective marketplaces, and contract with headquarters for a limited number of services, such as payroll processing, employee benefits and information services.

RECENT DEVELOPMENTS

During the second quarter of fiscal 1999, the Company experienced increased competitive pressures and other economic factors that negatively impacted the Company's gross margins and operating results. In addition, operating expenses increased from the first quarter of fiscal 1999 to the second quarter of fiscal 1999. The Company has taken actions to increase gross margins and decrease operating expenses. These actions include price increases, the elimination of several hundred positions at Pinacor and MTS, closing several branch locations and exiting several businesses that were no longer strategic.

In addition, changes in the computer integration and distribution industry as well as recent operating losses caused the Company to reassess the recoverability of its goodwill during the quarter. The Company determined that, based on cash flow and other market analyses, a substantial portion of its goodwill was impaired. See Note C to the Consolidated Financial Statements.

The Company also completed the implementation of a new branch automation system during the quarter. Charges were recognized during the quarter related to the conversion to the new system as well as for the completion of the separation of the Company into two independent businesses, Pinacor and MTS.

In connection with these developments, the Company recorded restructuring and other expenses aggregating $152 million ($136 million or $6.64 per share after taxes). These charges included $123 million for the write-down to net realizable value of goodwill, $13 million for the write off of assets no longer utilized or otherwise impaired after the system conversion and completion of the Company split described above, $8 million for severance and business exit costs and $8 million related to Pinacor's Latin America distribution business. The charges for Pinacor Latin America were primarily the result of the continuing deterioration of the South American economy and consist of receivable and inventory write-downs and the write-down of Pinacor's investment in several Latin American companies.

The total charges of $152 million include $18 million of charges that were recorded as components of cost of sales, operating expenses and other expenses in the accompanying statements of operations.

In June 1999, the Company announced that it had retained an investment banking firm to help explore financial options designed to enhance shareholder value.

The  following  table  illustrates  the  recognition   within  the  consolidated
statements of operations of the restructuring and other unusual charges described above (in thousands):

                                                 Quarter ended May 2, 1999
                                      -----------------------------------------
                                                    Restructuring
                                                      and other
                                      As Reported  unusual charges  As Adjusted
                                      -----------  ---------------  -----------

  Cost of sales                       $1,569,903      $  6,016       $1,563,887
  Operating expenses                     106,025         9,773           96,252
  Restructuring and other
    one-time charges                     134,159       134,159               --
  Operating loss                        (153,546)      147,948           (3,598)
  Other expenses - net                    12,260         2,350            9,910
  Loss before income taxes            $ (165,806)     $152,298       $  (13,508)

In addition to the actions and charges taken above, the Company took actions subsequent to the end of the fiscal quarter to further reduce operating expenses and improve profitability. These actions include the elimination of several hundred positions and the closure of several branch operations. The charges related to these actions and other actions that may be taken will be recognized in the third fiscal quarter ended August 1, 1999. Excluding these charges and other expense reduction initiatives, the Company expects the third fiscal quarter results will be at or near breakeven.

RESULTS OF OPERATIONS

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                                   Quarter ended
                                   -----------------------------------------------------------------------
                                     May 2,         Jan. 31,        Nov. 1,        Aug. 2,        May 3,
                                      1999            1999           1998           1998           1998
                                   ----------      ----------     ----------     ----------     ----------
Revenue (in thousands)             $1,656,541      $1,444,841     $1,572,824     $1,441,246     $1,326,950
Cost of sales(1)                         94.4%           93.0%          93.1%          94.0%          93.6%
                                   ----------      ----------     ----------     ----------     ----------
Gross profit(1)                           5.6             7.0            6.9            6.0            6.4
Operating and other expenses
  Operating expenses(1)                   5.8             6.2            5.8            5.4            6.0
  Restructuring and other
   one-time charges(2)                    9.2             0.0            0.0            0.0            0.4
                                   ----------      ----------     ----------     ----------     ----------
Operating income (loss)                  (9.4)            0.9            1.1            0.6            0.0

Other expenses - net(1)                   0.6             0.5            0.4            0.5            0.7
                                   ----------      ----------     ----------     ----------     ----------
Income (loss) before income taxes       (10.0)            0.4            0.7            0.1           (0.7)

Income tax provision (benefit)           (1.1)            0.2            0.5            0.1           (0.3)
                                   ----------      ----------     ----------     ----------     ----------
Net income (loss)                        (8.9)%           0.1%           0.2%           0.0           (0.4)%
                                   ==========      ==========     ==========     ==========     ==========

     (1) Calculations for the quarter ended May 2, 1999 exclude the effects of $18.1 million of charges discussed above. Inclusion of such expenses would result in the following percentage relationship to net sales for the quarter:

                Cost of sales             94.8%
                Gross profit               5.2
                Operating expenses         6.4
                Other expenses - net       0.7

     (2) Calculations for the quarter ended May 2, 1999 include the effects of $18.1 million of charges excluded from cost of sales, gross profit, operating expenses and other expenses as discussed in footnote (1) above.

The following discussion of results of operations for the quarter and 26 weeks ended May 2, 1999 exclude the effect of the restructuring and other unusual charges discussed above in "Recent Developments."

TOTAL REVENUE. Total revenue of $1.7 billion increased $330 million, or 25%, for the quarter ended May 2, 1999 as compared to the quarter ended May 3, 1998. This revenue increase included a $298 million, or 25%, increase in Pinacor (distribution business) revenue and a $17 million, or 4%, increase in MTS (integration business) revenue. The remaining increase in consolidated revenue was due to a decrease in the elimination of intercompany revenue.

Total revenue increased $595 million, or 24%, for the 26 weeks ended May 2, 1999 as compared to the 26 weeks ended May 3, 1998. This revenue increase included a $553 million, or 25%, increase in Pinacor revenue and a $28 million, or 3%, increase in MTS revenue. The remaining increase in consolidated revenue was due to a decrease in the elimination of intercompany revenue.

The increase in revenue was attributable to sales to resellers added since May 3, 1998, increased demand for the Company's major suppliers' products, the Company's addition of new product offerings, service revenue growth and the growth of the microcomputer products industry.

GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 5.6% for the quarter ended May 2, 1999 and 6.4% for the quarter ended May 3, 1998. The gross profit percentage was 6.3% for the 26 weeks ended May 2, 1999 and May 3, 1998.

The decrease in the Company's gross profit percentage during the second quarter was due to lower margins in Pinacor, partially offset by higher margins in MTS. Pinacor margins decreased primarily as a result of decreased product trading margins. This decline in trading margins was the result of increased competitive pressures, particularly during the first half of the second quarter, and to decreased supplier funds during the quarter. Pinacor instituted a price increase during the second quarter and adjusted salesperson compensation plans to incent higher margin sales. As a result, product trading margins increased in the latter part of the quarter; however, supplier funds remain at lower levels than in previous quarters.

MTS margins increased for the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, but decreased compared to the first quarter of fiscal 1999. The increase from the second quarter of 1998 was due primarily to an increase in service revenue, which has higher gross margins than product revenue margins. The decrease from the first quarter of fiscal 1999 was due to increased competitive pressures in both product and services and to under-utilization of service staff. MTS has taken actions to increase service margins through the elimination of under-utilized service associates.

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

OPERATING EXPENSES. As a percentage of revenue, operating expenses decreased to 5.8% for the quarter ended May 2, 1999, compared to 6.0% for the quarter ended May 3, 1998. Operating expenses increased from $153 million, or 6.1% of revenue, for the 26 weeks ended May 3, 1998 to $186 million, or 6.0% of revenue, for the 26 weeks ended May 2, 1999, primarily as a result of increased business volume.

Although operating expenses have decreased as a percentage of revenue, total spending increased during the second fiscal quarter at the same time that gross profit dollars decreased. As a result, the Company has taken actions to reduce operating expenses. See "Recent Developments" for a discussion of actions taken.

OTHER EXPENSES - NET. Other expenses - net increased to $9.9 million for the quarter ended May 2, 1999 from $9.2 million for the quarter ended May 3, 1998 and $7.2 million for the first fiscal quarter of 1999. Other expenses - net decreased to $17.2 million for the 26 weeks ended May 2, 1999 from $20.1 million for the 26 weeks ended May 3, 1998. The increase for the second fiscal quarter of 1999 compared to the first quarter of fiscal 1999 was primarily due to increased average borrowings as a result of changes in the Company's major suppliers' policies. During the first quarter of fiscal 1999 certain major suppliers changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes increased the Company's working capital requirements and financing costs.

INCOME TAX PROVISION. As a percentage of loss before tax, the income tax benefit was 20.1% for the quarter ended May 2, 1999 compared to 39.5% for the quarter ended May 3, 1998. The decrease in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill amortization and meals and entertainment expenses, between book income and taxable income.

CHANGES IN SUPPLIER TERMS AND CONDITIONS

The key suppliers of the Company provide various incentives for promoting and marketing their product offerings. A large portion of the incentives is passed on to the Company's customers. However, a portion of the incentives positively impact the Company's income.

Beginning in May 1998, the major manufacturers announced and/or instituted changes in their sales incentive programs and inventory management programs. Pursuant to these changes, the major manufacturers have (i) reduced the amount of product that the Company is allowed to return, (ii) reduced the amount of price protection coverage offered to the Company and (iii) changed incentives to programs based on sales of the manufacturers' products, rather than on purchases of the products from the manufacturers.

In addition, several of the Company's major suppliers have changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes have increased the Company's working capital requirements and financing costs. Further changes in incentives or other terms and conditions could have a material adverse effect on the Company's operating results.

During the quarter ended May 2, 1999, the Company announced a change in the Pinacor product sourcing relationship with Compaq Computer Corporation ("Compaq"). By the end of the Company's fiscal year, Pinacor will begin sourcing certain Compaq products from other Compaq distributors instead of sourcing directly from Compaq. Compaq has indicated that Pinacor will continue to be a Compaq Channel partner and will be able to distribute the full range of Compaq products. In addition, Pinacor will continue to order some products directly from Compaq. The Company believes that this change will have a negative impact on its operating results, but the amount of the impact of this change cannot be determined at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth and cash needs to date primarily through working capital financing facilities, bank credit lines, common stock offerings and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales. If the Company is successful in achieving continued revenue growth, its working capital requirements are likely to increase. In addition, as discussed above, changes in supplier payment terms have increased the Company's working capital requirements.

Cash provided by operating activities was $37 million for the 26 weeks ended May 2, 1999 as compared to $72 million for the 26 weeks ended May 3, 1998. This decrease was primarily due to changes in cash provided by accounts receivable, inventory and accounts payable. During the 26 weeks ended May 2, 1999, $229 million was provided by changes in accounts receivable as compared to $15 million used during the 26 weeks ended May 3, 1998. This was due to an increase in receivables sold to a finance company. Cash provided by inventory during the 26 weeks ended May 2, 1999 was $37 million as compared to $29 million used during the 26 weeks ended May 3, 1998. These increases were offset by cash used by changes in accounts payable of $235 million during the 26 weeks ended May 2, 1999 as compared to cash provided of $103 million during the 26 weeks ended May 3, 1998. The change in cash resulting from accounts payable was primarily due to changes in suppliers' terms. See "Changes in Supplier Terms and Conditions".

Cash used in investing activities was $35 million during the 26 weeks ended May 2, 1999 as compared to $28 million during the 26 weeks ended May 3, 1998. This increase was primarily due to purchases of businesses and investments in unconsolidated subsidiaries.

Cash provided by financing activities was $13 million during the 26 weeks ended May 2, 1999 compared to cash used of $31 million during the 26 weeks ended May 3, 1998. This change was primarily due to net borrowings under the Company's line of credit of $13 million for the 26 weeks ended May 2, 1999 compared to net payments of $31 million for the 26 weeks ended May 3, 1998.

The Company maintains three financing agreements (the "Agreements") with financing facilities totaling $800 million. The Agreements include an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At May 2, 1999, the net amount of sold accounts receivable was $271 million.

The Inventory Facilities provide for borrowings up to $450 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") and a line of credit for general working capital requirements ("Supplemental Line of Credit"). Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 30 and 60 days from the date of the advance. Amounts borrowed under the Supplemental Line of Credit may remain outstanding until the expiration date of the Agreements (August 2000). No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At May 2, 1999, the Company had $290 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and $13 million outstanding under the Supplemental Line of Credit.

Of the $800 million of financing capacity represented by the Agreements, $226 million was unused as of May 2, 1999. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including tangible net worth requirements and ratios of debt to tangible net worth and current assets to current liabilities. At May 2, 1999, the Company was in compliance with these covenants.

In addition to the financing facilities discussed above, the Company maintains an accounts receivable purchase agreement (the "Purchase Agreement") with a commercial credit corporation (the "Buyer") whereby the Buyer agrees to purchase, from time to time at its option, on a limited recourse basis, certain accounts receivable of the Company. Under the terms of the Purchase Agreement, no finance charges are assessed if the accounts are settled within forty days. At May 2, 1999, the net amount of sold accounts receivable under the Purchase Agreement was $23 million.

The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

As discussed above, several of the Company's major suppliers have changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes have increased the Company's working capital requirements and financing costs. The additional borrowings that will be required to pay suppliers on shorter terms could exceed the borrowings available under the Agreements due to collateral constraints.

The unavailability of a significant portion of, or the loss of, the Agreements or trade credit from suppliers would have a material adverse effect on the Company.

Although the Company has no material capital commitments, the Company expects to make capital expenditures of approximately $15 to $20 million during the remainder of fiscal 1999.

INFLATION

The Company believes that inflation has generally not had a material impact on its operations.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Annual Meeting of Stockholders was held on March 31, 1999.

         (b)(1) The following individuals were elected to the Board of Directors as Class I Directors for three-year terms expiring at the Company's 2002 Annual Meeting of Stockholders: William
                  H. Mallender, Lynda M. Applegate, and Dianne C. Walker.

         (b)(2) The following individuals' terms continued after the Annual Meeting as Class II Directors: Jeffrey D. McKeever and Steven
                  G. Mihaylo. Their terms will expire at the Company's 2000 Annual Meeting of Stockholders.

         (b)(3) The following individuals' terms continued after the Annual Meeting as Class III Directors: Roy A. Herberger, Jr. and
                  Cyrus F. Freidheim, Jr. Their terms will expire at the Company's 2001 Annual Meeting of Stockholders.

         (c) The matters submitted for vote at the Annual Meeting were as follows:

         (c)(1) Election of Class I Directors for three-year terms expiring at the Company's 2002 Annual Meeting of Stockholders. See Item 4(b)(1) above. The shares were voted as follows:

                  NOMINEE                      NUMBER OF SHARES
                  -------                      ----------------

         William H. Mallender        For                       16,228,309
                                     Against                            0
                                     Withheld                     581,122
                                     Abstentions                        0
                                     Broker Non-votes                   0

         Lynda M. Applegate          For                       16,231,462
                                     Against                            0
                                     Withheld                     577,969
                                     Abstentions                        0
                                     Broker Non-votes                   0

         Dianne C. Walker            For                       16,183,795
                                     Against                            0
                                     Withheld                     625,636
                                     Abstentions                        0
                                     Broker Non-votes                   0

         (c)(2) Approval of Increase in Authorized Shares under the MicroAge, Inc. 1995 Associate Stock Purchase Plan. The shares were voted as follows:

                                     For                       16,117,323
                                     Against                      588,258
                                     Withheld                           0
                                     Abstentions                   32,866
                                     Broker Non-votes                   0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.1 Form of MicroAge, Inc. 1999 Management Equity Program Award Agreement*

         10.2 MicroAge, Inc. 1999 Management Equity Program Award Agreement between MicroAge, Inc. and Jeffrey D. McKeever*

         10.3 MicroAge, Inc. 1999 Management Equity Program Award Agreement between MicroAge, Inc. and James R. Daniel*

         10.4 MicroAge, Inc. 1999 Management Equity Program Award Agreement between MicroAge, Inc. and Christopher J. Koziol*

         10.5 MicroAge, Inc. 1999 Management Equity Program Award Agreement between MicroAge, Inc. and Robert G. O'Malley*

         10.6 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and William H. Mallender*

         10.7 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Lynda M. Applegate*

         10.8 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Cyrus F. Freidheim*

         10.9 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Roy A. Herberger*

         10.10 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Dianne C. Walker*

         10.11 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Steven G. Mihaylo*

         11 EPS Detail Calculation (Statement re: Computation of Per Share Earnings)

         27       Financial Data Schedule

----------
* Management contract for compensatory plan or arrangement.

         (b) During the quarter ended May 2, 1999, MicroAge, Inc. filed one report on Form 8-K, dated January 28, 1999 and filed February 13, 1999, pursuant to Item 5 to disclose an extension of MicroAge, Inc.'s Amended and Restated Rights Agreement from February 23, 1999 through the end of the current fiscal year, October 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MICROAGE, INC.
                                        (Registrant)



Date: June 21, 1999                 By: /s/ Jeffrey D. McKeever
                                        -------------------------------------
                                        Jeffrey D. McKeever
                                        Chairman of the Board and
                                        Chief Executive Officer



Date: June 21, 1999                 By: /s/ James R. Daniel
                                        -------------------------------------
                                        James R. Daniel
                                        Executive Vice President Services,
                                        Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

         10.1 Form of MicroAge, Inc. 1999 Management Equity Program Award Agreement*

         10.2 MicroAge, Inc. 1999 Management Equity Program Award Agreement between MicroAge, Inc. and Jeffrey D. McKeever*

         10.3 MicroAge, Inc. 1999 Management Equity Program Award Agreement between MicroAge, Inc. and James R. Daniel*

         10.4 MicroAge, Inc. 1999 Management Equity Program Award Agreement between MicroAge, Inc. and Christopher J. Koziol*

         10.5 MicroAge, Inc. 1999 Management Equity Program Award Agreement between MicroAge, Inc. and Robert G. O'Malley*

         10.6 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and William H. Mallender*

         10.7 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Lynda M. Applegate*

         10.8 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Cyrus F. Freidheim*

         10.9 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Roy A. Herberger*

         10.10 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Dianne C. Walker*

         10.11 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Steven G. Mihaylo*

         11 EPS Detail Calculation (Statement re: Computation of Per Share Earnings)

         27       Financial Data Schedule

----------
* Management contract for compensatory plan or arrangement.