Form 10-Q
period 1999-08-01
MICROAGE INC /DE/
filed 1999-09-15
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934,

     For the quarterly period ended AUGUST 1, 1999 or

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

Registrant's telephone number, including area code: (480) 366-2000

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at August 30, 1999 was 20,806,135.

                                      INDEX

                                 MICROAGE, INC.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                     2

          Consolidated balance sheets -- August 1, 1999 and
          November 1, 1998.                                                    2

          Consolidated statements of operations -- Quarters ended August
          1, 1999 and August 2, 1998; 39 weeks ended August 1, 1999 and
          August 2, 1998.                                                      3

          Consolidated statements of cash flows -- 39 weeks ended August
          1, 1999 and August 2, 1998.                                          4

          Notes to consolidated financial statements.                          5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                           7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 MICROAGE, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                     ASSETS
                                                     August 1,      November 1,
                                                       1999            1998
                                                   ------------    ------------
Current assets:
  Cash and cash equivalents                        $     62,042    $     41,894
  Accounts and notes receivable, net                    208,130         529,877
  Inventory, net                                        461,817         486,150
  Other                                                  25,442          24,432
                                                   ------------    ------------
    Total current assets                                757,431       1,082,353

Property and equipment, net                              99,384          92,147
Intangible assets, net                                    7,006         126,105
Other                                                    20,327          14,538
                                                   ------------    ------------
    Total assets                                   $    884,148    $  1,315,143
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    672,913    $    967,501
  Accrued liabilities                                    32,471          24,279
  Current portion of long-term obligations                3,181           3,095
  Other                                                  10,325           8,868
                                                   ------------    ------------
    Total current liabilities                           718,890       1,003,743

Long-term obligations                                     3,802           5,553
Other long-term liabilities                              15,153          15,361

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    Shares authorized: 5,000,000
    Issued and outstanding:  none                            --              --
  Common stock, par value $.01 per share;
    Shares authorized: 40,000,000
    Issued: August 1, 1999 - 20,836,384
            November 1, 1998 - 20,284,789                   208             203
  Additional paid-in capital                            211,447         206,720
  Retained earnings (deficit)                           (64,854)         83,729
  Treasury stock, at cost;
    Shares: August 1, 1999 - 30,249
            November 1, 1998 - 16,378                      (498)           (166)
                                                   ------------    ------------
    Total stockholders' equity                          146,303         290,486
                                                   ------------    ------------
    Total liabilities and stockholders' equity     $    884,148    $  1,315,143
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                  Quarter ended               39 weeks ended
                                            --------------------------   --------------------------
                                             August 1,      August 2,     August 1,      August 2,
                                               1999           1998          1999           1998
                                            -----------    -----------   -----------    -----------
Revenue                                     $ 1,514,480    $ 1,441,246   $ 4,615,862    $ 3,947,207

Cost of sales                                 1,415,297      1,354,575     4,328,271      3,702,130
                                            -----------    -----------   -----------    -----------
Gross profit                                     99,183         86,671       287,591        245,077

Operating and other expenses
Operating expenses                               89,495         77,787       284,807        230,500
Restructuring and other one-time charges          5,411             --       139,570          5,600
                                            -----------    -----------   -----------    -----------
    Total                                        94,906         77,787       424,377        236,100
                                            -----------    -----------   -----------    -----------
Operating income (loss)                           4,277          8,884      (136,786)         8,977

Other expenses - net                              8,918          7,385        28,426         27,497
                                            -----------    -----------   -----------    -----------
Income (loss) before income taxes                (4,641)         1,499      (165,212)       (18,520)

Income tax provision (benefit)                   (1,471)         1,473       (16,767)        (6,473)
                                            -----------    -----------   -----------    -----------
Net income (loss)                           $    (3,170)   $        26   $  (148,445)   $   (12,047)
                                            ===========    ===========   ===========    ===========
Net income (loss) per common and
  common equivalent share:
    Basic                                   $     (0.15)   $      0.00   $     (7.25)   $     (0.61)
                                            ===========    ===========   ===========    ===========
    Diluted                                 $     (0.15)   $      0.00   $     (7.25)   $     (0.61)
                                            ===========    ===========   ===========    ===========
Weighted average common and common
  equivalent shares outstanding:
    Basic                                        20,600         19,859        20,475         19,633
                                            ===========    ===========   ===========    ===========
    Diluted                                      20,600         20,305        20,475         19,633
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

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                             39 weeks ended
                                                         ----------------------
                                                         August 1,    August 2,
                                                           1999         1998
                                                         ---------    ---------
Cash flows from operating activities:
  Net loss                                               $(148,445)   $ (12,047)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                         33,175       29,861
      Provision for losses on accounts and
        notes receivable                                    18,895       10,585
      Restructuring and other one-time charges             130,917           --
      Changes in assets and liabilities, net
        of business acquisitions:
        Accounts and notes receivable                      302,141     (149,524)
        Inventory                                           24,333       56,066
        Other current assets                                (1,010)        (757)
        Other assets                                        (7,111)     (18,024)
        Accounts payable                                  (293,682)     167,758
        Accrued liabilities                                  8,192       (7,850)
        Other liabilities                                   (1,251)      10,602
                                                         ---------    ---------
    Net cash provided by operating activities               66,154       86,670

Cash flows from investing activities:
  Purchases of property and equipment                      (40,926)     (36,820)
  Purchases of businesses and investments in
    unconsolidated companies, net of cash acquired          (5,500)          --
                                                         ---------    ---------
    Net cash used in investing activities                  (46,426)     (36,820)

Cash flows from financing activities:
  Proceeds from issuance of stock - stock option and
    employee stock purchase plans                            3,688        3,424
  Net borrowings (payments) under line of credit                --      (30,650)
  Shareholder distributions - pooled companies                  --         (129)
  Net change in long-term obligations                       (3,268)      (2,824)
                                                         ---------    ---------
    Net cash provided by (used in)
      financing activities                                     420      (30,179)
                                                         ---------    ---------
Net increase in cash and cash equivalents                   20,148       19,671

Cash and cash equivalents at beginning of period            41,894       22,279
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  62,042    $  41,950
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Operating results for the 39 weeks ended August 1, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 1, 1998.

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                   Quarters ended            39 weeks ended
                                ---------------------     ---------------------
                                 Aug. 1,      Aug. 2,      Aug. 1,      Aug. 2,
                                  1999         1998         1999         1998
                                --------     --------     --------     --------
Interest expense                $  1,394     $    457     $  3,209     $  3,791
Expenses from sales of
  accounts receivable              3,829        3,855       10,652       14,425
Amortization expense                 765        2,249        5,974        6,429
Flooring expense                   4,442        2,002       10,361        5,439
Other                             (1,512)      (1,178)      (1,770)      (2,587)
                                --------     --------     --------     --------
                                $  8,918     $  7,385     $ 28,426     $ 27,497
                                ========     ========     ========     ========

NOTE C - RESTRUCTURING AND OTHER ONE-TIME CHARGES

During the quarters ended August 1, 1999 and May 2, 1999, the Company recorded a total of $139.6 million of restructuring and other one-time charges, which are discussed below. The liability for restructuring accruals at August 1, 1999 was $4.0 million.

During the quarter ended August 1, 1999, the Company recorded $5.4 million of restructuring and other one-time charges ($3.2 million, or $0.16 per share, after taxes). All actions related to this restructuring were implemented as of August 1, 1999. The restructuring and other one-time charges included $4.3 million in employee termination benefits (primarily severance pay) and $1.1 million for business closure costs.

The charges associated with employee termination benefits consist primarily of severance pay for approximately 250 associates. The reductions were completed by August 1, 1999 and occurred in both Pinacor, the Company's distribution business, and in MicroAge Technology Services, the Company's integration business.

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

The goodwill written off during the quarter resulted from businesses acquired primarily in fiscal 1997 and fiscal 1998. Recent increased competitive pressures in the industry as well as operating losses caused the Company to reassess the recoverability of its long-lived assets. The fair value of the assets, determined through a discounted cash flow analysis as well as other market analyses, was compared to the carrying amount of the assets. The difference was recorded as a charge to earnings in the second quarter.

The charges associated with employee termination benefits during the second quarter consisted primarily of severance pay for 79 associates. The reductions were completed by May 2, 1999 and occurred in Pinacor and in an imaging business that the Company decided to exit during the quarter.

All actions related to the second quarter restructuring were implemented as of May 2, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Item may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of revenue and net income and issues that may affect revenue or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: intense competition; narrow margins; dependence on supplier incentive funds; product supply and dependence on key vendors; the impact of Pinacor not being selected as a Compaq Distribution Alliance Partner; potential fluctuations in quarterly results; risks of declines in inventory values; the capital intensive nature of the Company's business; dependence on information systems; year 2000 issues; dependence on independent shipping companies; rapid technological change; and possible volatility of stock price. Reference is made to Exhibit 99.1 of the Company's Report on Form 10-K for the year ended November 1, 1998 for additional discussion of the foregoing factors. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RECENT DEVELOPMENTS

During the second quarter of fiscal 1999, the Company experienced increased competitive pressure and other economic factors that have negatively impacted the Company's gross margins and operating results. In response to these conditions, the Company, at the end of the second quarter and the beginning of the third quarter, took actions to increase gross margins and decrease operating expenses. These actions include price increases, the elimination of several hundred positions at Pinacor and MTS, the closure of several branch locations and the exiting of several businesses that were no longer consistent with the strategic direction of the Company.

In addition, the Company reassessed the recoverability of its goodwill during the second quarter due to changes in the computer integration and distribution industry as well as recent operating losses. The Company determined that, based on cash flow and other market analyses, a substantial portion of its goodwill was impaired. (See "Note C to the Consolidated Financial Statements").

The Company also completed the implementation of a new branch automation system during the second quarter. Charges were recognized during the second quarter related to the conversion to the new system as well as for the completion of the separation of the Company into two independent businesses (Pinacor and MTS).

In connection with these developments, the Company recorded restructuring and other expenses in the second and third quarters aggregating $157 million, which are discussed below.

Restructuring and other expenses for the second quarter totaled $152 million ($136 million or $6.64 per share after taxes). These charges included $123 million for the write-down to net realizable value of goodwill, $13 million for the write off of assets no longer utilized or otherwise impaired after the system conversion and completion of the company split described above, $8 million for severance and business exit costs and $8 million related to Pinacor's Latin America distribution business. The charges for Pinacor Latin America were primarily the result of the continuing deterioration of the South American economy and consist of receivable and inventory write downs and the write down of Pinacor's investment in several Latin American companies.

The total second quarter charges of $152 million include $18 million of charges that were recorded as components of cost of sales, operating expenses and other expense in the accompanying statements of operations. The following table illustrates the recognition within the consolidated statements of operations for the second quarter of the restructuring and other unusual charges described above (in thousands):

                                           Quarter ended May 2, 1999
                                   --------------------------------------------
                                                   Restructuring
                                                     and other
                                   As reported    unusual charges   As adjusted
                                   -----------      -----------     -----------
Cost of sales                      $ 1,569,903      $     6,016     $ 1,563,887
Operating expenses                     106,025            9,773          96,252

Restructuring and other
  one-time charges                     134,159          134,159              --
Operating loss                        (153,546)         149,948          (3,598)
Other expenses - net                    12,260            2,350           9,910
Loss before income taxes           $  (165,806)     $   152,298     $   (13,508)

Restructuring charges for the third quarter totaled $5 million ($3 million, or $0.16 per share after taxes) related to employee severance and branch closure costs.

RESULTS OF OPERATIONS

The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                              Quarter ended
                                   ----------------------------------------------------------------
                                     Aug. 1,        May 2,       Jan. 31,     Nov. 1,      Aug. 2,
                                      1999          1999          1999         1998         1998
                                   ----------    ----------    ----------   ----------   ----------
Revenue (in thousands)             $1,514,480    $1,656,541    $1,444,841   $1,572,824   $1,441,246
Cost of sales (1)                        93.5%         94.4%         93.0%        93.1%        94.0%
                                   ----------    ----------    ----------   ----------   ----------
Gross profit (1)                          6.5           5.6           7.0          6.9          6.0
Operating and other expenses
   Operating expenses (1)                 5.9           5.8           6.2          5.8          5.4
   Restructuring and other one-
     time charges (2)                     0.3           9.2           0.0          0.0          0.0
                                   ----------    ----------    ----------   ----------   ----------
Operating income (loss)                   0.3          (9.4)          0.9          1.1          0.6

Other expenses - net (1)                  0.6           0.6           0.5          0.4          0.5
                                   ----------    ----------    ----------   ----------   ----------
Income (loss) before income taxes        (0.3)        (10.0)          0.4          0.7          0.1

Income tax provision (benefit)           (0.1)         (1.1)          0.2          0.5          0.1
                                   ----------    ----------    ----------   ----------   ----------
Net income (loss)                        (0.2)%        (8.9)%         0.1%         0.2%         0.0%
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

The following discussion of results of operations for the quarter and 39 weeks ended August 1, 1999 exclude the effect of the restructuring and other unusual charges discussed above in "Recent Developments"

TOTAL REVENUE. Total revenue of $1.5 billion increased $73 million, or 5%, for the quarter ended August 1, 1999 as compared to the quarter ended August 2, 1998. This revenue increase included an $18 million, or 1%, increase in Pinacor (distribution business) revenue and a $15 million, or 3%, increase in MTS (integration business) revenue. The remaining increase in consolidated revenue was due to a decrease in the elimination of intercompany revenue. When compared to the quarter ended May 2, 1999, total revenue for the quarter ended August 1, 1999 decreased $142 million, or 9%. This decrease included a $156 million, or 10%, decrease in Pinacor revenue and a $24 million, or 5%, decrease in MTS revenue, partially offset by a decrease in the elimination of intercompany revenue.

Total revenue increased $669 million, or 17%, for the 39 weeks ended August 1, 1999 as compared to the 39 weeks ended August 2, 1998. This revenue increase included a $571 million, or 16%, increase in Pinacor revenue and a $43 million, or 3%, increase in MTS revenue. The remaining increase in consolidated revenue was due to a decrease in the elimination of intercompany revenue.

The year-over-year increases in revenue were attributable to sales to resellers added since August 2, 1998, increased demand for the Company's major suppliers' products, the Company's addition of new product offerings, service revenue growth and the growth of the microcomputer products industry.

The decreases in revenue in the quarter ended August 1, 1999 compared to the quarter ended May 2, 1999 are primarily due to changes in Pinacor's sourcing relationship with Compaq Computer Corporation (see "Changes in Supplier Terms and Conditions"), and to a focus within MTS to reduce unprofitable product revenue. In addition, the Company believes that a portion of the decrease in volume is attributable to a price increase instituted by Pinacor during the quarter ended May 2, 1999 (see "Gross Profit Percentage").

GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 6.5% for the quarter ended August 1, 1999 and 6.0% for the quarter ended August 2, 1998. The gross profit percentage was 6.4% for the 39 weeks ended August 1, 1999 and 6.2% for the 39 weeks ended August 2, 1998.

The increase in the Company's gross profit percentage during the third quarter was due to higher margins in both Pinacor and MTS. Pinacor margins increased primarily as a result of increased product trading margins. During the second quarter, Pinacor instituted a price increase and adjusted salesperson compensation plans to incent higher margin sales. These actions resulted in product trading margins increasing in the latter part of the second quarter and through the third quarter. These increases were partially offset by lower levels of supplier funds.

MTS margins increased for the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998, as well as compared to the second quarter of fiscal 1999. The increase from the third quarter of 1998 was due primarily to an increase in service revenue, which has higher gross margins than product revenue margins. The increase from the second quarter of fiscal 1999 was primarily due to better utilization of service staff.

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

OPERATING EXPENSES. Operating expenses totaled $89 million, or 5.9% of revenue, for the quarter ended August 1, 1999, compared to $78 million, or 5.4% of revenue, for the quarter ended August 2, 1998 and $96 million , or 5.8% of revenue, for the quarter ended May 2, 1999. Operating expenses increased from $231 million, or 5.8% of revenue, for the 39 weeks ended August 2, 1998 to $275 million, or 6.0% of revenue, for the 39 weeks ended August 1, 1999. The year-over-year increases are primarily the result of increased business volume. The decrease in dollars from the second quarter to the third quarter of the current year is due to actions taken by the Company to reduce operating expenses. See "Recent Developments" for a discussion of actions taken.

OTHER EXPENSES - NET. Other expenses - net increased to $8.9 million for the quarter ended August 1, 1999 from $7.4 million for the quarter ended August 2, 1998. Other expenses - net decreased to $26.1 million for the 39 weeks ended August 1, 1999 from $27.5 million for the 39 weeks ended August 2, 1998.

Financing costs increased due to increased average borrowings as a result of changes in the Company's major suppliers' policies. During the first quarter of fiscal 1999 certain major suppliers changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes increased the Company's working capital requirements and financing costs. These increases were offset by a decrease in amortization expense due to the write-down of impaired goodwill during the second quarter. See "Note C to the Consolidated Financial Statements" for further discussion of the impaired goodwill.

INCOME TAX PROVISION. As a percentage of the loss before tax, the income tax benefit was 31.7% for the quarter ended August 1, 1999 compared to a provision equal to 98.3% of income before tax for the quarter ended August 2, 1998. The change in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill amortization and meals and entertainment expenses, between book income and taxable income.

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

During the quarter ended May 2, 1999, the Company announced a change in the Pinacor product sourcing relationship with Compaq Computer Corporation ("Compaq"). By the end of the Company's fiscal year, Pinacor will begin sourcing certain Compaq products from other Compaq distributors instead of sourcing directly from Compaq. Compaq has indicated that Pinacor will continue to be a Compaq Channel partner and will be able to distribute the full range of Compaq products. In addition, Pinacor will continue to order some products directly from Compaq. During the quarter ended August 1, 1999, Compaq sales decreased approximately $75 million, or 20%, when compared to the quarter ended May 2, 1999. The Company expects a further decline in Compaq revenue as the full impact of the change in the sourcing relationship is realized. In addition to the expected declines in Compaq revenue, the Company believes that sales of other suppliers' products may decrease as customers that purchase Compaq products from other sources move purchases of other products to those sources. This change will have a negative impact on the Company's operating results, but the amount of the impact of this change cannot be determined at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its growth and cash needs primarily through working capital financing facilities, bank credit lines, common stock offerings and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales. If the Company is successful in achieving revenue growth in the future, its working capital requirements are likely to increase. In addition, as discussed above, changes in supplier payment terms have increased the Company's working capital requirements.

Cash provided by operating activities was $66 million for the 39 weeks ended August 1, 1999 as compared to $87 million for the 39 weeks ended August 2, 1998. This decrease was primarily due to changes in cash provided by accounts receivable, inventory and accounts payable. Cash provided by changes in accounts receivable increased $452 million during the 39 weeks ended August 1, 1999 as compared to the 39 weeks ended August 2, 1998. This was due to an increase in receivables sold to a finance company. This was offset by a decrease in cash provided by inventory, which decreased $32 million during the 39 weeks ended August 1, 1999 as compared to the 39 weeks ended August 2, 1998. In addition, cash used by changes in accounts payable increased $462 million during the 39 weeks ended August 1, 1999 as compared to the 39 weeks ended August 2, 1998. The change in cash resulting from accounts payable was primarily due to changes in suppliers' terms. See "Changes in Supplier Terms and Conditions".

Cash used in investing activities was $46 million during the 39 weeks ended August 1, 1999 as compared to $37 million during the 39 weeks ended August 2, 1998. This increase was due to higher purchases of property and equipment and due to purchases of businesses and investments in unconsolidated subsidiaries.

Cash provided by financing activities was $0.4 million during the 39 weeks ended August 1, 1999 compared to cash used of $30 million during the 39 weeks ended August 2, 1998. This change was primarily due to net payments under the Company's line of credit of $31 million for the 39 weeks ended August 2, 1998 compared to no net change for the 39 weeks ended August 1, 1999.

The Company currently maintains three financing agreements (the "Agreements") with financing facilities totaling $660 million. The Agreements include an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company has the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At August 1, 1999, the net amount of sold accounts receivable was $285 million.

The Inventory Facilities provide for borrowings up to $310 million. Within the Inventory Facilities, the Company has lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") and a line of credit for general working capital requirements ("Supplemental Line of Credit"). Payments for products purchased under the Inventory Lines of Credit vary depending upon the product supplier, but generally are due between 30 and 45 days from the date of the advance. Amounts borrowed under the Supplemental Line of Credit may remain outstanding until the expiration date of the Agreements (August 2000). No interest or finance charges are payable on the Inventory Lines of Credit if payments are made when due. At August 1, 1999, the Company had $188 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and nothing outstanding under the Supplemental Line of Credit.

Of the $660 million of financing capacity represented by the Agreements, $187 million was unused as of August 1, 1999. Utilization of the unused portion is dependent upon the Company's collateral availability at the time the funds would be needed. There can be no assurance that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

Borrowings under the Agreements are secured by substantially all of the Company's assets, and the Agreements contain certain restrictive covenants, including tangible net worth requirements and ratios of debt to tangible net worth and current assets to current liabilities. At August 1, 1999, the Company was in compliance with these covenants.

The Company has received a commitment letter from another lender to replace the Agreements with new financing facilities, and is currently negotiating final documentation. Financing costs under the new facilities are expected to increase from current levels, however the amount of any increase cannot be determined until the new agreements are finalized. The new financing facilities are expected to be finalized during the quarter ended October 31, 1999.

In addition to the financing facilities discussed above, the Company maintains an accounts receivable purchase agreement (the "Purchase Agreement") with a commercial credit corporation (the "Buyer") whereby the Buyer agrees to purchase, from time to time at its option, on a limited recourse basis, certain accounts receivable of the Company. Under the terms of the Purchase Agreement, no finance charges are assessed if the accounts are settled within forty days. At August 1, 1999, the net amount of sold accounts receivable under the Purchase Agreement was $30 million.

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

Although the Company has no material capital commitments, the Company expects to make capital expenditures of approximately $5 to $10 million during the remainder of fiscal 1999.

INFLATION

The Company believes that inflation has generally not had a material impact on its operations.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Form of Administrative Services Agreement for the Non-qualified Deferred Compensation Plan Document by The Prudential Insurance Company of America with the Company and Pinacor, Inc., dated July 15, 1999.

10.2 Form of Trust Agreement by and between Prudential Trust Company and the Company and Pinacor, Inc. for the Executive Supplemental Savings Plan, dated August 1, 1999.

10.3 Form of The Prudential Insurance Company of America Administrative Services Agreement for an Individually Designed Plan Document with the Company and Pinacor, Inc., dated July 15, 1999.

10.4 Form of Trust Agreement by and between Prudential Trust Company and the Company and Pinacor, Inc. for the Retirement Savings Plan, dated August 1, 1999.

11.   Calculation of net income (loss) per common share.

27.   Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the quarter ended August 1, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MICROAGE, INC.
                                       (Registrant)



Date: September 15, 1999               By: /s/ Jeffrey D. McKeever
                                           ------------------------------------
                                           Jeffrey D. McKeever
                                           Chairman of the Board and
                                           Chief Executive Officer



Date: September 15, 1999               By: /s/ James R. Daniel
                                           ------------------------------------
                                           James R. Daniel
                                           Senior Vice President
                                           Chief Financial Officer and Treasurer