Form 10-K405
period 1999-10-31
MICROAGE INC /DE/
filed 2000-02-18
CIK 814249

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended October 31, 1999 or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________


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


                  2400 South MicroAge Way, Tempe, AZ 85282-1896
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (480) 804-2000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 Par Value Per Share
        ----------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $84.6 million at February 14, 2000, based on the closing market price of the Common Stock on such date, as reported by the Nasdaq Stock Market.

The number of shares of the registrant's Common Stock outstanding at February 14, 2000 was 21,728,086.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on March 28, 2000 are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

     MicroAge, Inc. ("MicroAge" or the "Company"), was incorporated in the State of Arizona in 1976 and reincorporated in the State of Delaware in 1987. The Company provides information technology services, solutions and products, including products and services that support e-Business via the Internet. The Company maintains a portfolio of information technology companies that deliver technology solutions through ISO 9001-certified, multi-supplier integration services and distributed computing solutions to large organizations and computer resellers worldwide. The Company does business in more than 40 countries and offers more than 50,000 products from more than 500 suppliers, backed by a suite of technical, financial, logistics, and account management services.

     The Company  conducts its  business  through  four  wholly-owned  entities:
MicroAge Technology Services, L.L.C. ("MicroAge Technology Services"), Pinacor, Inc. ("Pinacor"), MicroAge Teleservices, L.L.C. ("MicroAge Teleservices"), and Quality Integration Services, L.L.C. ("Quality Integration Services"). MicroAge Technology Services, Pinacor, MicroAge Teleservices, and Quality Integration Services each have separate management teams, operate autonomously in their respective marketplaces, and contract with MicroAge Headquarters for a limited number of services, such as payroll processing and employee benefits.

     Unless the context otherwise requires, as used herein, the term the "Company" refers to MicroAge, Inc., its predecessors, subsidiaries, and wholly-owned limited liability companies. The Company's headquarters are located at 2400 South MicroAge Way, Tempe, AZ 85282-1896, and its telephone number is
(480) 804-2000. The Company maintains the following web pages on the world wide web:

     *  MicroAge/MicroAge Technology Services: www.microage.com
     *  Pinacor: www.pinacor.com
     *  MicroAge Teleservices: www.microageteleservices.com
     *  Quality Integration Services: www.qis-us.com

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

MICROAGE TECHNOLOGY SERVICES

GENERAL

     MicroAge Technology Services provides technology infrastructure services designed to support clients' e-Business and on-going operational needs. MicroAge Technology Services offers professional services, selective outsourcing and technology deployment to help clients use technology effectively in their environments, including Internet-related technology and networks. MicroAge Technology Services serves corporations, institutions, and government agencies through its network of company-owned locations, in addition to owner-managed branches and alliance partners spanning more than 40 countries.

BUSINESS STRATEGY

     MicroAge Technology Services' strategic vision is to be the premier provider of e-Business infrastructure services and technology. To help clients profit from technology in the Internet economy, the company delivers solutions which ensure network reliability, availability, and scalability for e-Business. MicroAge Technology Services' strategic focus is to pursue profit expansion as an aggregator of e-Business services and products. MicroAge Technology Services' profit expansion strategy is developed around three elements: (1) emphasizing Client Focus; (2) deploying e-Business Infrastructure Services; and (3) utilizing Digital Business Design to reduce costs and increase profitability.

     CLIENT FOCUS

     Client Focus has two components: stronger relationships with targeted key accounts for enhanced account penetration, and identification and development of prospects consistent with the target profile of high-margin opportunities. In addition, MicroAge Technology Services uses Digital Business Design to develop and deploy alternative, cost-effective technology delivery channels for its broader client base and prospects.

     E-BUSINESS INFRASTRUCTURE SERVICES

     MicroAge  Technology  Services is focused on the addition and  expansion of higher-margin e-Business Infrastructure Services to deliver the technology infrastructure required for clients' e-Business and on-going operational needs. Services fall into three categories: Professional Services, Selective Outsourcing, and Technology Deployment.

     DIGITAL BUSINESS DESIGN

     Digital Business Design uses automated systems to match available staff resources to MicroAge Technology Services' customer needs. Through Digital Business Design, MicroAge Technology Services is better able to effectively manage its assets, improve its internal processes and procedures to increase profitability, streamline operations, and to control expenses.

CORE SERVICE OFFERINGS

     MicroAge Technology Services meets a wide spectrum of client needs, from event or project-based solutions to comprehensive integrated desktop outsourcing solutions. The unit provides program and project management services and is dedicated to building long-term client relationships by delivering a consistent level of quality information technology services, within the following core service offerings:

     PROFESSIONAL SERVICES

     MicroAge Technology Services provides Professional Services which are designed to support clients' use of technology for mission-critical operations, including web-based e-Business. The Professional Services line of business is comprised of the following key areas: Network Management, including design, monitoring and hosting services; Systems Management; Migration Services; Convergence Services; e-Business Services; and Microsoft Technologies Services. In addition, within Professional Services, two dedicated practices, the Microsoft Business Practice and the e-Business Services Practice, operate to deliver specialized technical expertise. MicroAge Technology Services also works with selected companies such as Qwest Communications, Fastlane Technologies, Tivoli Systems and others in order to deliver these services.

     SELECTIVE OUTSOURCING

     Selective Outsourcing includes Deskside Services, Asset Management, and Help Desk. Deskside Services include software support; installations, moves, adds, and changes; and problem resolution for total deskside systems support. Asset Management includes technology life cycle processes such as end-user requisition, procurement, maintenance, asset tracking, asset inventory, contract management, and strategic planning. Help Desk supports client technology users with direct phone support for proprietary and shrink-wrapped software, hardware, or network issues.

     TECHNOLOGY DEPLOYMENT

     Technology Deployment assists clients in every phase of the information technology procurement process. Drawing on e-Business solutions for technology acquisition and deployment, MicroAge Technology Services works with clients to help them identify their system needs, streamline internal procurement processes, and design, implement, and integrate systems to meet their particular needs. Technology Deployment allows clients to achieve strategic goals by reducing procurement costs and order cycle time, and increasing internal customer satisfaction.

PRODUCTS AND SUPPLIERS

     During the fiscal year ended October 31, 1999, MicroAge Technology Services purchased approximately 50% of its computer product needs, including both hardware and software, from Pinacor. MicroAge and Pinacor are parties to a supply agreement pursuant to which Pinacor supplies products to MicroAge Technology Services. The agreement may be terminated by either party upon 90 days' notice. While MicroAge Technology Services has a choice of distributors from which it can purchase products, given its strong relationship with Pinacor and the stability of product supply, MicroAge Technology Services currently chooses to purchase a considerable amount of its product needs from Pinacor.

COMPETITION

     The markets in which MicroAge Technology Services operates are characterized by intense competition from other systems integrators such as Inacom Corp.; Entex Information Services, Inc.; CompuCom Systems, Inc.; and regional/local value-added resellers. MicroAge Technology Services expects to face further competition from new market entrants and possible alliances between competitors in the future. Certain of MicroAge Technology Services' current and potential competitors have greater financial, technical, marketing, and other resources than MicroAge Technology Services. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion, and sales of their products and services, or to be more effective in responding to competitive bidding situations than MicroAge Technology Services. The principal competitive factors in the systems integration industry include the breadth and quality of product and service offerings, product availability, pricing, and expertise and size of workforce. MicroAge Technology Services believes it competes favorably with respect to each of these factors.

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

PINACOR

GENERAL

     Pinacor is a wholesale distributor of information technology products and services with locations in North and South America. Pinacor markets hardware, networking equipment, software products, and related services to more than 25,000 reseller customers in multiple countries. Pinacor targets three principal market sectors: Solutions Integrators, consisting of value-added resellers, systems integrators, network integrators, and application value-added resellers; Vertical Markets, consisting of Apple users, small and medium-sized business, and government resellers; and Strategic Accounts, consisting of direct marketers, independent dealers, owner-operated chains, consumer electronics stores, computer superstores, catalog resellers, Web retailers, mass merchants, office product superstores, software-only stores, and warehouse clubs. As a wholesale distributor, Pinacor markets its products to each of these types of resellers as opposed to marketing directly to end-user customers.

     Pinacor offers one-stop shopping to its reseller customers by providing access to more than 15,000 products from approximately 150 suppliers, including most of the technology industry's leading hardware manufacturers, networking equipment suppliers, computer telephony suppliers, and software publishers. Pinacor's broad product offerings include: desktop and notebook personal computers, servers, and workstations; enterprise solutions; mass storage devices; CD-ROM and DVD drives; monitors; printers; scanners; digital cameras; modems; networking hubs, routers, and telephone switches; network interface cards; business application software; operating system software; entertainment software; and computer supplies. Pinacor's suppliers include IBM, Apple, Compaq, Hewlett-Packard, Microsoft, Novell, Toshiba, HitachiNSA, Canon, Lexmark, Sony, NEC, Panasonic, and Lucent.

     Pinacor is focused on providing a broad range of products and services, quick and efficient order fulfillment, and consistent on-time and accurate delivery to its reseller customers. Pinacor believes that its information systems provide a competitive advantage through real-time information access and processing capabilities. These Web-based electronic business information systems, coupled with its leading operations in telesales, credit, customer service, purchasing, technical support, and integrated logistics services, enable Pinacor to provide its reseller customers with superior service and low cost leadership. In addition, to enhance sales and to support its suppliers and reseller customers, Pinacor provides a wide range of value-added services, such as custom order fulfillment, tailored financing programs, systems configuration, marketing programs, and electronic commerce tools for real-time business to business connectivity.

BUSINESS STRATEGY

     Pinacor believes that it has the customer and supplier relationships, the capabilities, and the systems critical for long-term success in the information technology distribution industry. Pinacor's product purchasing volume and customer-focused sales strategy enables it to cost effectively expand its core distribution business by seeking new sales opportunities for information technology products. Pinacor has defined areas of profitable growth within developing product markets, and has developed supporting infrastructure to position Pinacor as a leader in those markets. Pinacor's relationships with large information technology service providers such as MicroAge Technology Services give it the lead in providing procurement services to both large and small integrators. Pinacor is leveraging its logistics and product assembly expertise by offering third-party logistics and assembly services to its suppliers. Pinacor has also expanded its Web-based electronic ordering and procurement systems to create a virtual inventory system for its customers that expands the quantity and variety of products that Pinacor can deliver for its customers. This virtual inventory system, combined with Pinacor's physical distribution capabilities, is the cornerstone for Pinacor's e-business growth and development.

DISTRIBUTION SERVICES

     Pinacor's product orders are fulfilled through distribution centers strategically located throughout the United States and Latin America. Products are delivered in one to three business days to resellers or their end-user customers anywhere in the continental United States. Combined, Pinacor's distribution facilities can distribute products anywhere in the Americas. In conjunction with product ordering and shipment, Pinacor offers various services to end-user customers and resellers, including expedited delivery, vendor direct shipment, custom-labeled shipment, and deferred shipment. Pinacor has relationships with more than 750 on-demand suppliers to quickly procure products outside of its major manufacturing alliances. Pinacor also offers consigned storage and redistribution of customer-owned proprietary products.

RESELLERS

     Resellers operate independently. Pinacor generally does not require minimum purchase levels from its reseller customers. The loss of any single reseller would not have a material adverse impact on the Company.

COMPETITION

     Pinacor operates in a highly competitive environment with other information technology distributors such as Ingram Micro, Inc., Tech Data Corp., and Merisel, Inc., both in the United States and Latin America. The information technology products distribution industry is characterized by intense competition based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, electronic supply chain linkages to resellers and suppliers, ability to tailor specific solutions to customers needs, quality and breadth of product lines and services, availability of technical and product information, and recruitment and retention of resellers. Pinacor believes that it competes favorably with respect to each of these factors. As price points have declined, Pinacor believes that value-added service capabilities (such as integrated logistics services, product configuration, electronic commerce tools, innovative financing programs, and contract warehousing) will become more important competitive factors. Some of Pinacor's current and potential competitors have greater financial, technical, marketing, and other resources than Pinacor. As a result, they may have the potential to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to development, promotion, and sales of their products and services, or to be more effective in responding to competitive bidding situations than Pinacor.

TRADEMARKS AND SERVICE MARKS

     Pinacor holds various trademarks and service marks, including, among others, Pinacor(TM), Ecadvantage(TM) EC Media(TM), Ecworksite(TM) Netgenuity(TM), EC Configuration(TM), Infotour(TM), 20/20 Group(TM), EC Document(TM), Powerdisc(TM), and ZData(R). All trademarks and service marks are registered, or pending registration, in the United States, and certain trademarks and service marks are registered in various foreign countries. The marks are not otherwise registered with any states; however, Pinacor also claims common law rights to the marks based on adoption and use. Management believes that the value of Pinacor's marks is increasing with the development of its business, but that the business of Pinacor as a whole is not materially dependent on such marks.

PRODUCT STRATEGY

     Pinacor sells a broad selection of products with a predominant focus on the products of major systems and peripheral manufacturers. Three suppliers of Pinacor each represented more than 10% of total product sales for the year ended October 31, 1999: Compaq, Hewlett-Packard, and IBM. The following table sets forth the percentage of sales of these suppliers' products for the last three fiscal years:

                                   1999             1998              1997
                                   ----             ----              ----
         COMPAQ                     22%              26%               23%
         Hewlett-Packard            20%              19%               20%
         IBM                        15%              13%               14%

     Sales of these three manufacturers' products represented approximately 57%, 58%, and 57% of Pinacor's revenue from product sales during fiscal 1999, fiscal 1998, and fiscal 1997, respectively. Pinacor's agreements with these suppliers generally are renewed periodically and permit termination by the vendor without cause, generally upon 30 to 90 days' notice, depending on the vendor. Pinacor believes that these provisions are standard in the computer reseller industry. In addition, Pinacor's business is dependent upon price and related terms and product availability provided by its key suppliers. During the quarter ended August 1, 1999, the Company announced a change in the Pinacor product sourcing relationship with Compaq Computer Corporation ("Compaq"). The effect of this change is that Pinacor no longer sources certain Compaq products directly from Compaq. See "Product Supply" for a further discussion of Pinacor's relationship with Compaq.

     Although Pinacor considers its relationships with Hewlett-Packard and IBM to be good, there can be no assurance that these relationships will continue as presently in effect or that changes by one or more of these key suppliers in their terms and conditions, volume discount schedules, or other marketing programs would not adversely affect Pinacor. Termination or nonrenewal of Pinacor's agreements with Hewlett-Packard or IBM would have a material adverse effect on Pinacor's business.

     Pinacor continually evaluates its product assortment based on technological advances, the market for information technology products, and resellers' requirements related to technological capability, product availability, and marketability. Over the last several years, Pinacor has expanded its product offerings in response to market conditions and has established relationships with new suppliers to distribute, service, and support both high-end, higher-priced enterprise and computer telephony products as well as complementary computer peripheral products and software. These products generally carry higher profit margins than Pinacor's traditional brand name products and have historically been distributed primarily by wholesale distributors or sold directly to end-users by manufacturers. Sales of these products generally require the extension of credit by Pinacor, resulting in increased working capital requirements.

PRODUCT SUPPLY

     The computer reseller industry continues to experience product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply certain products. In addition, certain suppliers have initiated new channels of distribution that increase competition for the available product supply. The backlog of orders for products distributed by Pinacor was approximately $173.6 million on October 31, 1999, compared to approximately $121.8 million on November 1, 1998. Such orders are not necessarily firm because customers may place orders with several computer resellers and will accept products from the first computer reseller to provide delivery. There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill all of Pinacor 's customer orders on a timely basis. Although Pinacor has not historically encountered such conditions, the failure to obtain adequate product supplies, if competitors were able to obtain them, could have a material adverse effect on Pinacor's results of operations.

     During the quarter ended August 1, 1999, the Company announced a change in the Pinacor product sourcing relationship with Compaq. In October, 1999, the Company began sourcing certain Compaq products from other Compaq distributors instead of sourcing directly from Compaq. Compaq has indicated that Pinacor remains an authorized distributor and reseller and will be able to distribute the full range of Compaq products. In addition, Pinacor will continue to order some products directly from Compaq. During the quarter ended August 1, 1999, Compaq sales decreased approximately $75 million, or 20%, when compared to the quarter ended May 2, 1999, and for the quarter ended October 31, 1999, Compaq sales decreased an additional $97 million compared to the quarter ended May 2, 1999. The Company expects a further decline in Compaq revenue as the full impact of the change in the sourcing relationship is realized. In addition to the expected declines in Compaq revenue, the Company believes that sales of other suppliers' products may decrease as customers that purchase Compaq products from other sources move purchases of other products to those sources. This change will have a negative impact on the Company's operating results.

SUPPLIER RELATIONSHIPS

     Because of its quantity purchasing capabilities, Pinacor generally obtains volume discounts from its suppliers, enabling it to sell products to resellers on more favorable terms than the typical reseller could obtain on its own from such suppliers. Historically, Pinacor's agreements included provisions designed to protect Pinacor's inventory risk in the event of price reductions by its suppliers on eligible products in Pinacor's inventory and to permit the return of slow-moving and other products for credit (generally at cost minus a restocking fee). However, suppliers have taken steps to reduce such price protection. Although Pinacor believes that it will be able to manage inventories at levels that minimize the risk of non-protected price decreases, there can be no assurance that losses from price reductions will not be incurred. Such losses could have a material adverse effect on Pinacor's results of operations. Subject to product availability, Pinacor carries inventory at levels that it believes will enable it to meet the anticipated needs of its resellers and end-user customers and, to a lesser extent, to take advantage of certain vendor discounts and promotions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the impact of supplier incentives on Pinacor's gross profit percentage.

     Several major suppliers sponsor payment programs with commercial credit companies to facilitate product sales to and through resellers. Such programs generally provide resellers with payment terms averaging 30 days, with certain suppliers subsidizing a portion of the terms. Under these programs, Pinacor generally receives payment for product sales within three to five business days, thus significantly reducing Pinacor's working capital requirements and credit exposure. Pinacor pays the commercial credit companies for reseller terms not subsidized by the suppliers. The amount paid by Pinacor for these programs has increased as suppliers have reduced the amount of reseller purchases that they will subsidize.

MICROAGE TELESERVICES

GENERAL

     Since 1994, MicroAge Teleservices has provided call and contact center services to various Fortune 500 companies in the technology, logistics, communications, healthcare, utilities, and consumer products industries.
MicroAge Teleservices offers customized solutions designed to meet specific client requirements. With three centers in Tempe, AZ, Las Vegas, NV and Santa Maria, CA, MicroAge Teleservices offers a full range of services to its clients and their customers.

BUSINESS STRATEGY

     MicroAge Teleservices is a committed to delivering quality call and contact center services to each of its clients. Through a management team of seasoned call and contact management veterans, MicroAge Teleservices' experience is utilized every day to ensure that best practices are being implemented and observed in all areas of operation. MicroAge Teleservices' focus on quality and process improvement separates it from competitors. Service and support teams provide world class technical support and customer service to every client.

     The mission of MicroAge Teleservices is to help clients acquire customers, maintain and extend the customer relationship, and provide technical support services, both by telephone and over the Internet. MicroAge Teleservices accomplishes this mission by offering solutions that improve clients' customer satisfaction, competitive position and profitability. MicroAge Teleservices employs a vertical marketing strategy, and has developed customized solutions to penetrate key industries.

COMPETITION

     Call and contact management services are at the center of a rapidly growing and dramatically changing area of the Information Technology Services market. Recent growth in the industry is closely tied to a paradigm shift that is affecting an increasing number of corporations throughout the world that are investing in technology and processes to better position themselves to maximize customer relationships. These companies will demand services from a growing list of providers with superior call center and customer care capabilities in order to become more customer-centric. Moreover, to deal with increased competitive pressures, larger and more geographically dispersed client bases, and more expansive technology infrastructures, many companies are opting to leverage outsourcing partners' capabilities, people, technology and processes already in place.

     MicroAge Teleservices competitors include APAC Customer Services, Inc., Centrobe, Convergys Corporation, Sitel Corporation, Sykes Enterprises, Inc., TeleSpectrum Worldwide Inc., TeleTech Holdings, Inc., and West TeleServices Corporation.

QUALITY INTEGRATION SERVICES

GENERAL

     Quality Integration Services (QIS) offers custom integration services to customers from its ISO 9001-certified facilities located in Tempe, AZ and Cincinnati, OH. QIS also has an IBM co-location facility in Raleigh, NC. QIS provides a wide spectrum of integration services including systems assembly, including refurbishment, concurrent engineering; design, assembly, and prototype testing; and vendor service upgrades. QIS has the ability for custom integration utilizing any equipment from boxes to modems to hard drives of any OEM. Each integrated system is tested and inspected before delivery to ensure that manufacturer and customer specifications are met. QIS can incorporate unique or highly complex system testing requirements into the integration process. QIS also direct-ships configured systems to end-user customers, allowing resellers to service these customers more profitably by reducing inventory levels, carrying costs, and freight expense, and by freeing up technical staff. The repair, refurbishment, and HotSwap programs offered allow the customer to send in their computers or laptops to receive a working product with their specifications within 24 hours. The Company's long-standing relationships with all major technology manufacturers allows QIS to provide the latest and best technology to clients and to provide consistent integration of multi-vendor solutions.

BUSINESS STRATEGY

     Quality Integration Services provides services to current customers in the following areas: custom integration; channel assembly; contract manufacturing, including full service Kiosk manufacturing; depot services; and network design of computers and related products in an ISO-9001 environment. This will result in total customer satisfaction and will be accomplished through the application of best-in-class processes as follows:

     *   Technical Project Management       *   Consultation
     *   Systems Process Engineering        *   Manufacturing Technologies
     *   Management Practices               *   Associate Development
     *   Teamwork                           *   Continous Improvement

     QIS' internal organization is structured to focus on the customer. QIS develops monthly forecasts in order to manage work flow and staffing levels at its facilities. This close communication among facilities results in better cost containment and improved service to customers. QIS will continue to develop new business opportunities by providing project management, consulting, systems process engineering, deskside services, and systems administration.

CONTRACT MANUFACTURING

     Currently, QIS does most of its business with MicroAge Technology Services and Pinacor but is expanding into the Contract Manufacturing arena. QIS plans to grow its contract manufacturing business through the addition of targeted clients. Co-location will enhance the cycle time costs in the integration supply chain. QIS is a full-service manufacturer of kiosk system that can be manufactured for any custom needs. This includes complete design, prototype, programming, assembly, installation and on-going support services.

     Quality Integration Services has the ability and infrastructure to perform contract manufacturing activities. QIS assembles consumer, and industrial electronic products in a high-volume, high-mix environment. In addition to assembly of such products such as circuit boards, QIS deals with personal computers, automotive components, communications and network gear and digital set-up boxes. QIS is a full-service manufacturer of kiosk systems that can be manufactured for any custom needs. This includes complete design, prototype, programming, assembly, installation and on-going support services.

EMPLOYEES

GENERAL

     None of the Company's employees are represented by labor unions. The Company considers its employee relations to be good.

     MICROAGE TECHNOLOGY SERVICES

     As of October 31, 1999, MicroAge Technology Services employed approximately 2,300 persons, approximately 2,000 of whom were employed at its branch locations.

     PINACOR

     As of October 31, 1999, Pinacor employed approximately 1,400 persons.

     MICROAGE TELESERVICES

     As of October 31, 1999, MicroAge Teleservices employed approximately 1,000 persons.

     QUALITY INTEGRATION SERVICES

     As of October 31, 1999, Quality Integration Services employed approximately 400 persons.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of February 17, 2000:

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                    AGE   POSITION
----                    ---   --------
John H. Andrews         43    Executive Vice President; President, MicroAge
                              Teleservices, L.L.C.
James H. Domaz          44    Vice President, Corporate Counsel, and Secretary
Christopher J. Koziol   39    President and Chief Operating Officer
Donald J. Lyons         60    President, Pinacor, Inc.
Jeffrey D. McKeever     57    Chairman of the Board and Chief Executive Officer
Mark D. Mumford         37    Senior Vice President - Operations, MicroAge
                              Technology Services, L.L.C.
Raymond L. Storck       39    Vice President, Controller, Interim Chief
                              Financial Officer and Treasurer
Jeffery M. Swanson      46    President, MicroAge Technology Services, L.L.C.
Robert W. Zack          37    Vice President - Finance, Pinacor, Inc.

     JOHN H. ANDREWS has served as President of MicroAge Teleservices, L.L.C. since October 1999, and as Executive Vice President of the Company since February 1998. Mr. Andrews served as President, Logistics Group of the Company from November 1996 to February 1998 and as President, MicroAge Logistics Services, MCCI, from July 1993 to February 1998. He also served as Vice President-Logistics of the Company from December 1995 to November 1996; Vice President-Operations from July 1993 to December 1995; Group Vice President, Operations from January 1993 to July 1993; Vice President and Chief Financial Officer from June 1990 to January 1993; and as Treasurer from June 1991 to January 1993. Mr. Andrews joined the Company in 1984 and served as Principal Accounting Officer from December 1988 to June 1990.

     JAMES H. DOMAZ has served as Vice President since November 1997, Corporate Counsel of the Company since November 1996, Secretary since December 1999, Assistant Secretary from November 1996 to December 1999, Legal Counsel from April 1996 to November 1996, and Associate Counsel from May 1993 to April 1996. Prior to joining the Company he served as General Counsel for C&L Distributing, Inc. from May 1991 to May 1993.

     CHRISTOPHER J. KOZIOL has served as President and Chief Operating Officer since February 2000. Mr. Koziol served as President of MicroAge Technology Services, L.L.C. from October 1999 to February 2000 and as Executive Vice President of the Company since September 1998. Mr. Koziol served as President, Distribution Group from November 1996 to July 1998, and as Senior Vice President-Sales of the Company from May 1996 to September 1998. Mr. Koziol served as President, Pinacor, Inc. from March 1998 to August 1998. He served as President, MicroAge Infosystems Services, Inc. from October 1995 to January 1997, as President, MicroAge Infosystems Services, MCCI, from July 1993 to October 1995, and as Vice President, Sales, MCCI, from January 1992 to July 1993. He joined the Company in September 1985 and served as Director-Regional Support from March 1988 to December 1991.

     DONALD J. LYONS has served as President of Pinacor, Inc. since February 2000. Mr. Lyons served as Group Vice President, Procurement and Logistics of Pinacor, Inc. from March 1998 to February 2000. Prior to joining Pinacor, Inc., Mr. Lyons held various management positions in distribution, products, marketing, and customer service at MicroAge, Inc.

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

     MARK D. MUMFORD has served as Senior Vice President-Operations of MicroAge Technology Services, L.L.C. since October 1999. Mr. Mumford was Group Vice President-Finance of Pinacor, Inc. from March 1998 to October 1999. Mr. Mumford was Vice President of Supplier Finance and Pricing at MicroAge, Inc. from 1996 to 1998. Prior to that, he held various positions with the Company, including Controller from 1995 to 1996. Mr. Mumford joined MicroAge in 1990 as senior accounting manager. In 1992, he assumed the position of Director of Financial

Accounting,  Reporting  and  Acquisitions.  Prior to joining  the  Company,  Mr.
Mumford held positions with PricewaterhouseCoopers and Deloitte & Touche. Mr. Mumford is a certified public accountant.

     RAYMOND L. STORCK has served as Interim Chief Financial Officer and Treasurer since February 2000 and as Vice President, Controller since July 1993. Mr. Storck served as Assistant Treasurer of the Company from October 1991 to February 2000. He joined the Company in 1986 and served in positions in accounting, reporting and analysis, including Director of Planning and Analysis from June 1990 to July 1991.

     JEFFREY M. SWANSON has served as President of MicroAge Technology Services, L.L.C. since February 2000. Mr. Swanson served as Senior Vice President and Regional General Manager for MicroAge from May 1998 to February 2000. Mr. Swanson served as President, MicroAge Solutions, from December 1994 to May 1998, and as a branch General Manager from October 1991 to December 1994. Prior to joining the Company, he held various positions with AmeriData, Inc. since February 1981, culminating with Executive Vice President, Sales and Marketing.

     ROBERT W. ZACK has served as Vice President, Finance, of Pinacor, Inc. since February 1999. Prior to joining Pinacor, Mr. Zack served as the Chief Financial Officer of NIENEX, Inc. from September 1995 to February 1999. Mr. Zack served as Controller, MicroAge Enterprises, Inc. during November 1994 to September 1995. Prior to joining MicroAge Enterprises, Mr. Zack held various executive and financial management roles at Active Noise and Vibration Technologies, Pinnacle West Capital Corporation and Arthur Andersen & Company. Mr. Zack is a certified public accountant.

ITEM 2. PROPERTIES

GENERAL

     All facilities are leased except for a building in Tempe, AZ that houses MicroAge Technology Services' executive offices. The Company believes that its properties and equipment are well-maintained, in good operating condition, and adequate for its present foreseeable needs.

     MICROAGE

     MicroAge's executive offices are located in Tempe, AZ.

     MICROAGE TECHNOLOGY SERVICES

     MicroAge Technology Services' executive offices are located in Tempe, AZ. As of October 31, 1999, MicroAge Technology Services operated branches in the following cities: Anchorage, AK; Phoenix, AZ; Dublin, Santa Ana, and Van Nuys, CA; Englewood, CO; Milford, CT; Boca Raton, Jacksonville, Miami, and Tampa, FL; Norcross, GA; Chicago, IL; Indianapolis, IN; Gaithersburg, MD; Burlington, MA; Novi, MI; Plymouth, MN; Chesterfield, MO; Hampton, NH; Edison, NJ; New York, NY; Raleigh, NC; Cincinnati and Columbus, OH; Oklahoma City and Tulsa, OK; Portland, OR; Exton and Pittsburgh, PA; Greenville, SC; Memphis and Nashville, TN; Houston and Irving, TX; Richmond, VA; Bellevue, WA; and Brookfield, WI.

     PINACOR

     Pinacor's executive offices are located in Tempe, AZ. Pinacor operates automated distribution and logistics centers in Tempe, AZ and Cincinnati, OH which occupy approximately 300,000 square feet each. In addition, Pinacor has a distribution center in Miami, FL occupying appoximately 60,000 square feet. Pinacor also has in-country distribution facilities in Colombia, Venezuela, Bolivia, and Ecuador.

     MICROAGE TELESERVICES

     MicroAge Teleservices executive offices are located in Tempe, AZ. MicroAge Teleservices conducts its business from three strategically located call centers occupying approximately 58,000 square feet in Las Vegas, NV; approximately 60,000 square feet in Tempe, AZ, and approximately 58,000 square feet in Santa Maria, CA.

     QUALITY INTEGRATION SERVICES

     Quality Intergration Services has ISO 9001-certified facilities located in Tempe, AZ and Cincinnati, Ohio. Quality Integration Services also has an IBM co-location assembly and distribution facility in Raleigh, NC.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending proceedings to which the Company or any of its subsidiaries is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.

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

     RANGE OF SALES PRICES

     FISCAL 1998                HIGH             LOW
     ----------------------------------------------------
     First Quarter              $25 3/4          $10 9/16
     Second Quarter             $16              $11 9/16
     Third Quarter              $16 1/16         $13
     Fourth Quarter             $15 11/16        $8 29/32

     FISCAL 1999                HIGH             LOW
     ----------------------------------------------------
     First Quarter              $18 5/8          $13 5/8
     Second Quarter             $15 5/8          $4 5/8
     Third Quarter              $6 1/8           $3 17/32
     Fourth Quarter             $3 17/32         $2 1/16

     As of December 31, 1999, there were approximately 1,484 stockholders of record of the common stock. The Company believes that as of such date there were approximately 12,546 beneficial holders of the common stock.

     The Company has never declared or paid a cash dividend on its common stock and does not presently intend to do so. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition, and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the five fiscal year periods ended October 31, 1999 are derived from the Company's Consolidated Financial Statements. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INCOME STATEMENT DATA:

                                                            Fiscal years ended
                                   ------------------------------------------------------------------
                                     Oct. 31,        Nov. 1,       Nov. 2,      Nov. 3,     Oct. 29,
                                     1999 (1)       1998 (2)        1997         1996       1995 (3)
                                     --------       --------        ----         ----       --------
                                                    (in thousands, except per share data)
Revenue                            $ 6,149,613    $ 5,520,031    $4,379,208   $3,608,230   $3,018,288

Gross profit                           372,980        353,241       297,465      206,981      162,608

Income (loss) before income taxes     (194,610)        (7,418)       43,579       26,543        3,211

Net income (loss)                     (169,022)        (8,325)       25,197       15,529        1,862

Diluted net income (loss) per
common share                       $     (8.22)   $     (0.42)   $     1.43   $     0.94   $     0.12

Diluted weighted average common
and common equivalent shares            20,571         19,783        17,635       16,452       15,910

BALANCE SHEET DATA:
                                   ------------------------------------------------------------------
                                    Oct. 31,         Nov. 1,        Nov. 2,     Nov. 3,      Oct. 29,
                                      1999            1998            1997       1996          1995
                                      ----            ----            ----       ----          ----
                                                               (in thousands)

Working capital                    $    59,331    $    78,610    $  126,264   $  114,965   $  110,310

Total assets                           786,643      1,315,143       919,396      711,979      594,474

Long-term obligations                   49,080          5,553        35,187        3,991        4,176

Stockholders' equity                   132,894        290,486       262,325      191,580      171,908

----------
(1) The fiscal year ended October 31, 1999 included $147,462,000 of restructuring and other one-time charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) The fiscal year ended November 1, 1998 included $5,600,000 of restructuring and other one-time charges.
(3) The fiscal year ended October 29, 1995 included $9,029,000 of restructuring and other one-time charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Item may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These forward-looking statements may include projections of revenue and net income and issues that may affect revenue or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: intense competition; narrow margins; dependence on supplier incentive funds; product supply and dependence on key vendors; capital intensive nature of the Company's business; potential fluctuations in quarterly results; risks of declines in inventory values; dependence on information systems; dependence on independent shipping companies; rapid technological change; and possible volatility of stock price. Exhibit 99.1 to this Annual Report on Form 10-K, which is attached hereto and incorporated by reference herein, discusses these important factors in greater detail. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

FISCAL 1999 DEVELOPMENTS

     During fiscal 1999, the Company experienced increased competitive pressure and other economic factors that have negatively impacted the Company's gross margins and operating results. In response to these conditions, the Company took actions to decrease operating expenses. These actions included the elimination of positions at Pinacor and MicroAge Technology Services, the closure of branch locations, and the exiting of several businesses that were no longer consistent with the strategic direction of the Company.

     In addition, during the second fiscal quarter of 1999, the Company reassessed the recoverability of its goodwill due to changes in the computer integration and distribution industry as well as recent operating losses. The Company determined that, based on cash flow and other market analyses, a substantial portion of its goodwill was impaired. Charges were also recognized during the first half of fiscal year 1999 related to the conversion and implementation of a new branch automation system, as well as the completion of the separation of the Company into two independent businesses (Pinacor and MicroAge Technology Services) which started in February 1998. See Note 14 to financial statements - Restructuring and Other One-Time Charges.

     In connection with these developments, the Company recorded restructuring and other expenses in the last three quarters of fiscal 1999 aggregating $174 million ($151 million, or $7.35 per share after taxes). These charges included $123 million for the write-down to net realizable value of goodwill, $13 million for the write off of assets no longer utilized or otherwise impaired after the system conversion and completion of the company split described above, $10 million for employee termination benefits, $12 million for facility consolidation and business exit costs, and $8 million related to Pinacor's Latin America distribution business. The charges for Pinacor Latin America were primarily the result of the deterioration of the South American economy and consist of receivable and inventory write downs and the write down of Pinacor's investment in several Latin American companies. In addition, the company resolved legal matters and recorded expenses of $8 million in the fourth quarter of fiscal 1999.

     The total charges of $174 million include $26 million of charges that were recorded as components of cost of sales, operating expenses and other expense in the accompanying statements of operations. The following table illustrates the recognition within the consolidated statements of operations of the restructuring and other unusual charges described above (in thousands):

                                               Fiscal Year Ended October 31, 1999
                                          --------------------------------------------
                                                         Restructuring
                                                           and other
                                          As reported   unusual charges   As adjusted
                                          -----------   ---------------   -----------
Cost of sales                              $5,776,633      $     6,016      $5,770,617
Operating expenses                            378,911           17,870         361,041
Restructuring and other one-time charges      147,462          147,462              --
Operating income (loss)                      (153,393)         171,348          17,955
Other expenses - net                           41,217            2,350          38,867
Loss before income taxes                   $ (194,610)       $ 173,698     $   (20,912)

     The Company is continuing to reduce its expense structure and anticipates additional restructuring costs in fiscal 2000 related to further consolidation of branch and warehouse locations and headcount reductions. On February 16, 2000 the Company announced the reduction of approximately 250 positions and additional cost cutting initiatives.

     During the quarter ended May 2, 1999, the Company announced a change in the Pinacor product sourcing relationship with Compaq Computer Corporation ("Compaq"). In October 1999, Pinacor began sourcing certain Compaq products from other Compaq distributors instead of sourcing directly from Compaq. Compaq has indicated that Pinacor remains an authorized distributor and reseller and will be able to distribute the full range of Compaq products. In addition, Pinacor will continue to order some products directly from Compaq. The Company believes that this change will have a negative impact on its operating results; however, the amount of the impact cannot be determined at this time.

RESULTS OF OPERATIONS

     The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                  Fiscal years ended
                                     -------------------------------------------
                                       Oct. 31,        Nov. 1,         Nov. 2,
                                         1999            1998           1997
                                         ----            ----           ----
Revenue                                   100.0%          100.0%          100.0%
Cost of sales (1)                          93.8            93.6            93.2
                                     ----------      ----------      ----------
Gross profit (1)                            6.2             6.4             6.8
Operating and other expenses
  Operating expenses (1)                    5.9             5.8             5.2
  Restructuring and other one-time
    charges (2)                             2.8             0.1              --
                                     ----------      ----------      ----------
     Total                                  8.7             5.9             5.2
                                     ----------      ----------      ----------
Operating income                           (2.5)            0.5             1.6
Other expenses - net (1)                    0.6             0.7             0.6
                                     ----------      ----------      ----------
Income (loss) before income taxes          (3.1)           (0.2)            1.0
Provision for income taxes                 (0.4)             --             0.4
                                     ----------      ----------      ----------
Net income (loss)                          (2.7)%          (0.2)%           0.6%
                                     ==========      ==========      ==========

(1) Calculations for the fiscal year ended October 31, 1999 exclude the effects of $26 million of charges discussed above. Inclusion of such expenses would result in the following percentage relationship to net sales for the year:

                  Cost of sales                       93.9%
                  Gross profit                         6.1
                  Operating expenses                   6.2
                  Other expenses - net                 0.7

(2) Calculations for the fiscal year ended October 31, 1999 include the effects of $26 million of charges excluded from cost of sales, gross profit, operating expenses and other expenses as discussed in footnote (1) above.

     The following discussion of results of operations for the fiscal year ended October 31, 1999 exclude the effect of the restructuring and other unusual charges discussed above in "Fiscal 1999 Developments".

FISCAL YEAR ENDED OCTOBER 31, 1999 VERSUS FISCAL YEAR ENDED NOVEMBER 1, 1998

     Total Revenue. Total revenue during fiscal 1999 was $6.1 billion. Pinacor revenues totaled $5.4 billion and MicroAge Technology Services (MTS) revenues totaled $1.8 billion. On a consolidated basis, these revenues were partially offset by eliminations of intercompany revenues of $1.2 billion.

     Total revenue increased $630 million, or 11%, for the fiscal year ended October 31, 1999 as compared to the fiscal year ended November 1, 1998. This revenue increase included a $429 million, or 9%, increase in Pinacor revenue, a $35 million, or 2%, increase in MTS revenue and a $173 million decrease in intercompany eliminations.

     The increase in business was attributable to sales to resellers added since November 1, 1998, increased demand for the Company's major suppliers' products, the Company's addition of new product offerings, service revenue growth, and the growth of the microcomputer products industry. Total revenue decreased in the third and fourth fiscal quarters compared to the second fiscal quarter primarily as a result of the change in Pinacor's sourcing relationship with Compaq described above in Fiscal 1999 Developments, and to a focus within MTS to reduce unprofitable product revenue. In addition, the Company believes that a portion of the decrease in volume is attributable to a price increase instituted by Pinacor during the quarter ended May 2, 1999. The Company anticipates lower revenue in its first fiscal quarter ending January 30, 2000 due to the full impact of the Compaq sourcing relationship and to lower customer demand partially as a result of Y2K concerns.

     Gross Profit Percentage. The Company's gross profit percentage was 6.2% for the fiscal year ended October 31, 1999 and 6.4% for the fiscal year ended November 1, 1998.

     The decrease in the Company's gross profit percentage was due to lower margins in Pinacor combined with the fact that MTS revenues, which have higher gross margins, comprised a smaller percentage of total revenues. In Pinacor, gross margins on sales to reseller customers decreased due to increased competitive pressures. In addition, changes in supplier terms and conditions impacted Pinacor margins. Supplier incentive funds were lower as a percentage of total Pinacor revenue, and due to reductions in price protection and return privileges, product costs were higher in fiscal 1999 compared to fiscal 1998. MTS margins increased for the fiscal year ended October 31, 1999 compared to the fiscal year ended November 1, 1998 primarily due to an increase in service revenue as a percentage of total revenue. MTS increased its focus on service revenue growth during the year. In addition, MTS reduced certain unprofitable product revenue during the fiscal year.

     Future gross profit percentages may be affected by market pressures, the introduction of new Company initiatives, changes in revenue mix, changes in supplier incentive funds, changes in suppliers' terms and conditions, the Company's utilization of early payment discount opportunities, supplier pricing actions, and other competitive and economic pressures. See "Potential Fluctuations in Operating Results" below for information regarding industry trends that may affect future gross profit percentages.

     Operating Expense Percentage. As a percentage of revenue, operating expenses were 5.9% for the fiscal year ended October 31, 1999, compared to 5.8% for the fiscal year ended November 1, 1998. The Company began taking steps to decrease its operating expenses, including the elimination of positions in Pinacor and MTS and the closure of branches as well the consolidation of headquarters facilities in the third and fourth quarters of fiscal 1999 and will continue to reduce operating expenses during the fiscal year ended October 29, 2000.

     Other Expenses - Net. Other expenses - net increased to $38.9 million for the fiscal year ended October 31, 1999 from $33.4 million for the fiscal year ended November 1, 1998. Financing costs increased due to increased average borrowings as a result of changes in the Company's major suppliers' policies. During the first quarter of fiscal 1999, certain major suppliers changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes increased the Company's working capital requirements and financing costs. These increases were partially offset by a decrease in amortization expense due to the write-down of impaired goodwill during the second quarter.

     Income Tax Provision. As a percentage of the loss before tax, the income tax benefit was 13.2% for the fiscal year ended October 31, 1999 compared to a provision equal to 12.2% of the loss before tax for the fiscal year ended November 1, 1998. The change in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill write-offs and amortization and meals and entertainment expenses, between the book loss and the taxable loss.

FISCAL YEAR ENDED NOVEMBER 1, 1998 VERSUS FISCAL YEAR ENDED NOVEMBER 2, 1997

     Total Revenue. Total revenue during fiscal 1998 was $5.5 billion. Pinacor revenues totaled $5.0 billion and MTS revenues totaled $1.8 billion. On a consolidated basis, these revenues were partially offset by eliminations of intercompany revenues of $1.3 billion.

     Total revenue increased $1.1 billion, or 26%, for the fiscal year ended November 1, 1998 as compared to the fiscal year ended November 2, 1997. This revenue increase included a $901 million, or 22%, increase in Pinacor revenue and a $277 million, or 18%, increase in MTS revenue, partially offset by an increase in intercompany eliminations.

     The increase in revenue was attributable to sales to resellers added since November 2, 1997, increased demand for the Company's major suppliers' products, improved product availability, the Company's addition of new product offerings, the growth of the microcomputer products industry and acquisitions of reseller locations.

     Gross Profit Percentage. The Company's gross profit percentage was 6.4% for the fiscal year ended November 1, 1998 and 6.8% for the fiscal year ended November 2, 1997.

     The decrease in the Company's gross profit percentage was due to lower margins in Pinacor combined with the fact that MTS revenues, which have higher gross margins, comprised a smaller percentage of total revenues. In Pinacor, gross margins on sales to reseller customers decreased due to increased competitive pressures. In addition, supplier incentive funds were lower as a percentage of total Pinacor revenue, and net freight expense increased as a percentage of revenue. The freight expense increase as a percentage of revenue was primarily due to a decrease in the average selling price per pound of product shipped as well as an increase in the cost per pound shipped. MTS margins increased due to an increase in service revenue, which has higher gross margins than product revenue margins. This increase was partially offset by lower margins on MTS product sales to end-user customers due to competitive pricing pressures.

     Operating Expense Percentage. As a percentage of revenue, operating expenses increased to 5.8% for the fiscal year ended November 1, 1998, compared to 5.2% for the fiscal year ended November 2, 1997. The increase in operating expenses was primarily in MicroAge Technology Services and was attributable to acquisitions of reseller locations (which generally have higher gross margin and operating expense percentages than the Company's other businesses), the costs associated with assimilating these acquisitions, start-up costs of several new locations, and the build-up of infrastructure associated with MTS' increasing levels of service revenue.

     Restructuring and Other One-Time Charges. The Company recorded a $5.6 million charge ($3.2 million, or $0.16 per share, after taxes) for the second quarter of fiscal 1998. The restructuring and other one-time charges included $3.6 million for employee termination benefits, $1.1 million for the closing and consolidation of redundant locations, and $0.9 million for other costs related to the restructuring, primarily one-time costs incurred in establishing Pinacor and MTS as separate businesses. The charges associated with employee termination benefits consisted primarily of severance pay for approximately 250 associates. The reductions occurred in virtually all areas of the Company.

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

     Major manufacturers have instituted changes in their sales incentive programs and inventory management programs. Pursuant to these changes, the major manufacturers have (i) reduced the amount of product that the Company is allowed to return, (ii) reduced the amount of price protection coverage offered to the Company and (iii) changed incentives to programs based on sales of the manufacturers' products, rather than on purchases of the products from the manufacturers.

     In addition, several of the major suppliers within the computer hardware industry have changed the terms of their credit arrangements. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes have increased the Company's working capital requirements and financing costs. Further changes in incentives or other terms and conditions could have a material adverse effect on the Company's operating results.

     During the quarter ended August 1, 1999, the Company announced a change in the Pinacor product sourcing relationship with Compaq. In October 1999, the Company began sourcing certain Compaq products from other Compaq distributors instead of sourcing directly from Compaq. Compaq has indicated that Pinacor remains an authorized distributor and reseller and will be able to distribute the full range of Compaq products. In addition, Pinacor will continue to order some products directly from Compaq. During the quarter ended August 1, 1999, Compaq sales decreased approximately $75 million, or 20%, when compared to the quarter ended May 2, 1999, and for the quarter ended October 31, 1999 Compaq sales decreased an additional $97 million compared to the quarter ended May 2, 1999. The Company expects a further decline in Compaq revenue as the full impact of the change in the sourcing relationship is realized. In addition to the expected declines in Compaq revenue, the Company believes that sales of other suppliers' products may decrease as customers that purchase Compaq products from other sources move purchases of other products to those sources. The amount of any future revenue decline related to the change in the Compaq relationship cannot be determined at this time. The lower revenue levels will result in lower gross profit dollars as well as lower operating expenses. In response to the Compaq change, Pinacor has taken and will continue to take actions to reduce operating expenses to partially offset the impact of the revenue decline. The change in the Compaq relationship will have a negative impact on the Company's operating results; however, the amount of the impact cannot be determined at this time.

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

     During the fiscal year ended October 31, 1999, the Company experienced competitive pressures in its industry which resulted in the Company incurring a net loss of $169 million which included charges as the Company reassessed the recoverability of certain long lived assets (see Note 14 to financial statements). At October 31, 1999 the Company has an accumulated deficit of $88 million.

     The Company has taken certain actions to reduce operating costs, including reductions in headcount and the closure of certain branches (see Note 14 to financial statements). The Company will continue to implement cost cutting measures, including additional reductions in headcount and the closure of additional facilities. The Company has positive net working capital of $59 million at October 31, 1999 and generated cash from operations of $21 million in the year then ended. The Company's continuing liquidity is contingent upon improving cash flows through reductions in inventory and accounts receivable, attaining forecasted sales levels, reducing operating costs, and meeting financial covenants in its credit facilities as described in Note 6 to the Company's financial statements. The Company believes that, based on its current forecast and its existing credit facilities, that cash flows will be sufficient to meet operating requirements through the end of fiscal year 2000. In addition, the Company believes that operating results will be sufficient to comply with the current financial covenants in its credit facilities. However, the Company has no assurance that it will meet its current forecast. In addition, even minor adverse changes in the Company's results compared to forecast could cause the Company to be out of compliance with its financial covenants. In the event the Company's future operating results fall below management's expectations, the Company will attempt to renegotiate its credit agreements.

     Cash provided by operating activities was $21 million in fiscal 1999 as compared to $10 million used by operating activities in fiscal 1998. The decrease was primarily due to a change in cash provided or used by accounts receivable, inventory, and accounts payable. During fiscal 1999, $280 million was provided by changes in accounts receivable, compared to $275 million used by accounts receivable in fiscal 1998. The change was primarily due to a change in the amount of receivables sold to a finance company. The amount of sold receivables increased from $39 million at November 1, 1998 to $255 million at October 31, 1999. The change in inventory provided $149 million in cash compared to $2 million used in fiscal 1998. The change in inventory was primarily due to the Company's efforts to decrease inventory levels in response to suppliers' changes in price protection and return priviliges. Cash used by changes in accounts payable was $437 million for fiscal 1999 compared to $227 million of cash provided by changes in accounts payable in fiscal 1998. The change in accounts payable during fiscal 1999 was primarily due to the changes in supplier terms and conditions described above. In addition, the Company's accounts payable was unusually low at the fiscal year end as a result of lower payables to finance companies as the Company prepared to transition to the new financing facilities described below.

     Cash used in investing activities increased from $50 million in fiscal 1998 to $58 million in fiscal 1999 primarily due to an increase in purchases of property and equipment as a result of increased spending for electronic commerce initiatives and capacity expansion in systems and facilities.

     Cash provided by financing activities was $64 million in fiscal 1999 compared to of $34 million in fiscal 1998. The change was primarily due to a smaller increase in the Company's overdraft position offset by increased borrowings under the Company's line of credit.

     During the fiscal year ended October 31, 1999, the Company maintained three financing agreements (the "Agreements") with financing facilities totaling $660 million at the end of the year. The Agreements included an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

     Under the A/R Facility, the Company had the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At October 31, 1999, the net amount of sold accounts receivable was $255 million.

     The Inventory Facilities provided for borrowings up to $310 million. Within the Inventory Facilities, the Company had lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") and a line of credit for general working capital requirements ("Supplemental Line of Credit"). Payments for products purchased under the Inventory Lines of Credit varied depending upon the product supplier, but generally were due between 30 and 60 days from the date of the advance. No interest or finance charges were payable on the Inventory Lines of Credit if payments were made when due. At October 31, 1999, the Company had $114 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and $45 million outstanding under the Supplemental Line of Credit.

     Borrowings under the Agreements were secured by substantially all of the Company's assets, and the Agreements contained certain restrictive covenants, including tangible net worth requirements and ratios of debt to tangible net worth and current assets to current liabilities.

     On October 28, 1999, the Company entered into new financing facilities (the "Facilities") to replace the Agreements described above. The Facilities, as amended, provide for borrowing of up to $540 million and include a $300 million revolving credit facility (the "Credit Facility") and $240 million in inventory financing facilities (the "New Inventory Facilities"). The Credit Facility includes a $145 million sublimit for the issuance of letters of credit.

     Borrowings under the Facilities are secured by substantially all of the Company's assets, subject to other liens permitted under the Facilities. The Facilities contain certain restrictive covenants, including capital expenditure limitations, a minimum interest coverage ratio, a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) amount and a minimum debt to EBITDA ratio. The initial covenant measurement date is January 30, 2000, the end of the Company's first fiscal quarter.

     Borrowings under the Facilities are limited based on borrowing base formulas which consider eligible inventories, eligible accounts receivable, and letters of credit. Borrowings are also subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. As discussed above in the 1999 versus 1998 revenue comparison, the Company anticipates lower revenue in its first fiscal quarter ending January 30, 2000 due to the full impact of the Compaq sourcing relationship and to lower customer demand partially as a result of Y2K concerns. With lower operating activity, eligible assets in the borrowing base calculations are likely to decrease. There can be no assurances that the Company will be able to borrow adequate amounts on terms acceptable to the Company.

     Interest rates on the Credit Facility are based on the agent's base rate plus a specified margin or LIBOR plus a specified margin. The current margins are 2.5% for base rate advances and 3.5% for LIBOR advances. The margins may be adjusted from time to time based on the Company's performance against covenants. The current borrowing rate is approximately 9.9% compared to approximately 8.4% for the fourth fiscal quarter of 1999 under the Company's prior agreements. The Credit Facility also includes letter of credit and unused line fees. The Credit Facility has a termination date of October 31, 2002.

     Payments for products purchased under the New Inventory Facilities vary depending upon the product supplier, but generally are due between 30 and 45 days from the date of the advance. No interest or finance charges are payable on the New Inventory Facilities if payments are made when due. The Company has the ability under one of the New Inventory Facilities to extend payments 30 days beyond the initial due date with a financing fee of LIBOR plus 3.75%. One of the New Inventory Facilities has a termination date of October 18, 2002 and the other has no defined termination date.

     Subsequent to October 31, 1999 the Company has refinanced all of its then outstanding financing arrangements using the Credit Facility and New Inventory Facilities entered into on October 28, 1999. Had the Credit Facility and New Inventory Facilities been in use at October 31, 1999 rather than the Company's prior financing facilities, selected balance sheet accounts on a pro forma basis would be as follows:

                                                       As reported     Pro forma
                                                        --------       --------
                                                             (in thousands)
     Accounts receivable, net                           $220,386       $475,743
     Inventory                                           336,653        336,653
     All other current assets                             94,806         94,806
                                                        --------       --------
          Total current assets                           651,845        907,202

     Accounts payable (1)                                549,394        549,394
     All other current liabilities                        43,120         43,120
                                                        --------       --------
          Total current liabilities                      592,514        592,514

     Line of credit                                       45,000        300,357

(1) Accounts payable includes $114 million in inventory credit facility borrowings.

     The Company's outstanding balance of $45 million on its Supplemental Line of Credit has been classified as a long-term liability based on the Company's ability and intent to refinance the obligation on a long-term basis. In evaluating the ability to refinance the obligation on a long-term basis, in addition to ensuring a long-term financing facility is in place, the Company has evaluated its forecasted results of operations and capital requirements in comparison to its available credit and the financial covenants associated with its new financing arrangements.

     During the first quarter of fiscal year 2000 it became apparent that the Company would not meet its minimum EBITDA and maximum debt to EBITDA covenants for the quarter ending January 30, 2000 and for each of the remaining periods in fiscal 2000. The Company has since renegotiated the covenants for its Credit facility and its New Inventory Facilities to require minimum EBITDA of $2.5 million in the fiscal quarter ending April 30, 2000 and minimum cumulative EBITDA of $12 million and $26 million for the two fiscal quarters ending July 30, 2000 and the three fiscal quarters ending October 29, 2000, respectively. Rolling twelve month EBITDA covenants for fiscal years 2001 and 2002 are based on quarterly EBITDA requirements ranging from $19 million to $25 million. The Company also renegotiated its related financial ratio covenants included in the agreements.

     In addition to the financing facilities discussed above, the Company maintained an accounts receivable purchase agreement (the "Purchase Agreement") with a commercial credit corporation (the "Buyer") whereby the Buyer purchased, from time to time at its option, on a limited recourse basis, certain accounts receivable of the Company. At October 31, 1999, the net amount of sold accounts receivable under the Purchase Agreement was $36 million. The Purchase Agreement was canceled subsequent to October 31, 1999.

     The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

     As discussed above, several of the Company's major suppliers have changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes have increased the Company's working capital requirements and financing costs. The additional borrowings that will be required to pay suppliers on shorter terms could exceed the borrowings available under the Facilities due to collateral constraints.

     The unavailability of a significant portion of, or the loss of, the Facilities or trade credit from suppliers would have a material adverse effect on the Company.

     Although the Company has no material capital commitments, the Company expects to make capital expenditures of less than $30 million in the next fiscal year.

INFLATION

     The Company believes that inflation has generally not had a material impact on its operations or liquidity to date.

YEAR 2000

     The Company began preparation for the Year 2000 date transition in 1996. In connection with this effort, the Company completed an inventory of all mission critical systems with Year 2000 implications, assessed the readiness of those systems, and replaced, retired or upgraded those systems that were not Year 2000 ready. Additionally, the Company surveyed its stocking manufacturers and obtained the manufacturer's Year 2000 readiness statements or warranty, where applicable. During the Year 2000 date transition, the Company did not experience any failure of mission critical systems nor has it experienced any significant problem with regard to third party suppliers. The Company does not anticipate any material adverse effect to its business in the future as a result of Year 2000 related problems; however, it is possible that such problems might still arise.

     The Company estimates that it has spent approximately $2.2 million upgrading its mission critical systems to be Year 2000 ready. These estimates include only such expenditures for converting the Company's mainframe and modifications to desktops, applications that directly interface with the mainframe unit, and specific phone switches and exclude other expenses incurred for regularly scheduled updates that would have been taken regardless of the Year 2000 problem, but result in a system being Year 2000 ready.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors is incorporated herein by reference to the information furnished under the captions "Election Of Directors" and "Section 16 Requirements" in the Company's Proxy Statement relating to its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").

     Information regarding executive officers of the Company is included in Item I of this report, furnished under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the information furnished under the captions "Executive Compensation" and "Other Information Regarding the Board of Directors" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information furnished under the captions "Security Ownership of Management" and "Principal Stockholders" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information furnished under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Consolidated Financial Statements:                                 Page No.
                                                                        --------
     Report of Independent Accountants                                      F-2

     Consolidated Balance Sheets at October 31, 1999 and                    F-3
     November 1, 1998

     Consolidated Statements of Operations for each of the                  F-4
     fiscal years ended October 31, 1999, November 1, 1988
     and November 2, 1997

     Consolidated Statements of Cash Flows for each of the                  F-5
     fiscal years ended October 31, 1999, November 1, 1998
     and November 2, 1997

     Consolidated Statements of Stockholders' Equity for                    F-6
     each of the fiscal years ended October 31, 1999, November 1, 1998 and November 2, 1997

     Notes to Consolidated Financial Statements                             F-7

(2)  Consolidated Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts and Reserves           S-1

(3) The Exhibits which are filed with this Annual Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page E-1 hereof, which Exhibit Index is incorporated herein by reference.

     (b) Reports filed on Form 8-K during the quarter ended
         October 31, 1999:

     (c) See Item 14(a)(3) above.

     (d) See "Index to Consolidated Financial Statements" included under Item 8 to this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February, 2000.

                                          MICROAGE, INC.
                                          (Registrant)

                                          /s/ Jeffrey D. McKeever
                                          --------------------------------------
                                          Jeffrey D. McKeever
                                          Chairman of the Board and
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                        TITLE                        DATE
       ---------                        -----                        ----

/s/ Jeffrey D. McKeever      Director, Chairman of the Board   February 17, 2000
---------------------------  and Chief Executive Officer
Jeffrey D. McKeever          (Principal Executive Officer)


/s/ Lynda M. Applegate       Director                          February 17, 2000
---------------------------
Lynda M. Applegate


/s/ Cyrus F. Freidheim, Jr.  Director                          February 17, 2000
---------------------------
Cyrus F. Freidheim, Jr.


/s/ Roy A. Herberger, Jr.    Director                          February 17, 2000
---------------------------
Roy A. Herberger, Jr.


/s/ William H. Mallender     Director                          February 17, 2000
---------------------------
William H. Mallender


/s/ Steven G. Mihaylo        Director                          February 17, 2000
---------------------------
Steven G. Mihaylo


/s/ Dianne C. Walker         Director                          February 17, 2000
---------------------------
Dianne C. Walker


/s/ Raymond L. Storck        Vice President, Controller,       February 17, 2000
---------------------------  Interim Chief Financial Officer
Raymond L. Storck            and Treasurer (Principal
                             Financial and Accounting Officer)

                                 MICROAGE, INC.

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants                                            F-2

Consolidated Balance Sheets at October 31, 1999 and November 1, 1998         F-3

Consolidated Statements of Operations for each of the fiscal years
  ended October 31, 1999, November 1, 1998 and November 2, 1997              F-4

Consolidated Statements of Cash Flows for each of the fiscal years
  ended October 31, 1999, November 1, 1998 and November 2, 1997              F-5

Consolidated Statements of Stockholders' Equity for each of the fiscal years ended October 31, 1999, November 1, 1998 and
  November 2, 1997                                                           F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule II - Valuation and Qualifying Accounts and Reserves                 S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MicroAge, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of MicroAge, Inc. and its subsidiaries at October 31, 1999 and November 1, 1998, and the results of their operations and their cash flows for the fiscal years ended October 31, 1999, November 1, 1998 and November 2, 1997, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjuction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Phoenix Arizona
February 17, 2000

                                 MICROAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                  October 31,       November 1,
                                                     1999              1998
                                                  -----------       -----------
Current assets:
  Cash and cash equivalents                       $     67,656     $     41,894
  Accounts and notes receivable, net                   220,386          529,877
  Inventory                                            336,653          486,150
  Other                                                 27,150           24,432
                                                  ------------     ------------
    Total current assets                               651,845        1,082,353

Property and equipment, net                            102,175           92,147
Intangible assets, net                                  12,693          126,105
Other                                                   19,930           14,538
                                                  ------------     ------------

    Total assets                                  $    786,643     $  1,315,143
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $    549,394     $    967,501
  Accrued liabilities                                   33,065           24,279
  Current portion of
   long-term obligations                                 2,497            3,095
  Other                                                  7,558            8,868
                                                  ------------     ------------
    Total current liabilities                          592,514        1,003,743

Line of credit                                          45,000               --
Long-term obligations                                    4,080            5,553
Other long-term  liabilities                            12,155           15,361

Stockholders' equity:
   Preferred stock, par value
     $1.00 per share                                        --               --
     Shares authorized: 5,000,000
     Issued and outstanding: none
   Common stock, par value $.01 per share                  208              203
     Shares authorized: 40,000,000
     Issued: October 31, 1999 - 20,838,211
             November 1, 1998 - 20,284,789
   Additional paid-in capital                          220,522          206,720
   Retained earnings (deficit)                         (87,829)          83,729
   Treasury stock, at cost                                  (7)            (166)
     Issued: October 31, 1999 -        412
             November 1, 1998 -     16,378
                                                  ------------     ------------
     Total stockholders' equity                        132,894          290,486
                                                  ------------     ------------
     Total liabilities and
       stockholders' equity                       $    786,643     $  1,315,143
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                   Fiscal years ended
                                       -----------------------------------------
                                      October 31,    November 1,    November 2,
                                         1999           1998           1997
                                      -----------    -----------    -----------
Revenue                               $ 6,149,613    $ 5,520,031    $ 4,379,208

Cost of sales                           5,776,633      5,166,790      4,081,743
                                      -----------    -----------    -----------
Gross profit                              372,980        353,241        297,465

Operating and other expenses
   Operating expenses                     378,911        321,683        226,260
   Restructuring and other
    one-time charges                      147,462          5,600             --
                                      -----------    -----------    -----------
     Total                                526,373        327,283        226,260
                                      -----------    -----------    -----------
Operating income (loss)                  (153,393)        25,958         71,205
Other expenses - net                       41,217         33,376         27,626
                                      -----------    -----------    -----------
Income (loss) before income taxes        (194,610)        (7,418)        43,579
Provision for (benefit from)
  income taxes                            (25,588)           907         18,382
                                      -----------    -----------    -----------
Net income (loss)                     $  (169,022)   $    (8,325)   $    25,197
                                      ===========    ===========    ===========
Net income (loss) per common and
   common equivalent share
   Basic                              $     (8.22)   $     (0.42)   $      1.51
                                      ===========    ===========    ===========
   Diluted                            $     (8.22)   $     (0.42)   $      1.43
                                      ===========    ===========    ===========
Weighted average common and
  common equivalent shares
    outstanding
    Basic                                  20,571         19,783         16,731
    Diluted                                20,571         19,783         17,635

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 MICROAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                     Fiscal years ended
                                            ------------------------------------
                                            October 31,  November 1, November 2,
                                               1999           1998       1997
                                            -----------  ----------- -----------
Cash flows from operating activities:
 Net income (loss)                          $(169,022)   $  (8,325)   $  25,197
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
     operating activities:
     Depreciation and amortization             44,574       40,017       23,637
     Provision for losses on accounts
       and notes receivable                    28,794       13,640        9,208
     Restructuring and other
      one-time charges                        130,917           --           --
     Other non-cash charges                     1,099          585          365
     Changes in assets and liabilities
       net of business acquisitions:
         Accounts and notes receivable        279,986     (275,115)      63,390
         Inventory                            149,497       (1,759)    (143,786)
         Other current assets                  (2,718)     (13,468)          21
         Other assets                          (7,314)        (483)      (5,547)
         Accounts payable                    (437,161)     227,070       55,169
         Accrued liabilities                    8,953         (639)      (4,345)
         Other liabilities                     (7,016)       8,897          679
                                            ---------    ---------    ---------
   Net cash provided by (used in)
     operating activities                      20,589       (9,580)      23,988

Cash flows from investing activities:
 Purchases of property and equipment          (52,903)     (42,258)     (34,988)
 Purchases of businesses and investments
   in unconsolidated companies,
   net of cash acquired                        (5,500)      (7,259)      (1,810)
                                            ---------    ---------    ---------
   Net cash used in investing activities      (58,403)     (49,517)     (36,798)

Cash flows from financing activities:
 Amounts received from ESOT                        --           --          207
 Proceeds from change in
   overdraft position                          19,994      113,130      (19,971)
 Proceeds from issuance of stock,
   net of issuance costs                        2,864        3,412        5,886
 Net borrowings (repayments)
   under lines of credit                       45,000      (30,650)      30,650
 Shareholder distributions -
   pooled companies                                --         (128)        (953)
 Principal payments on
   long-term obligations                       (4,282)      (7,052)      (2,665)
                                            ---------    ---------    ---------
   Net cash provided by
    financing activities                       63,576       78,712       13,154
                                            ---------    ---------    ---------
Net increase in cash and
  cash equivalents                             25,762       19,615          344
Cash and cash equivalents
  at beginning of period                       41,894       22,279       21,935
                                            ---------    ---------    ---------
Cash and cash equivalents
  at end of period                          $  67,656    $  41,894    $  22,279
                                            =========    =========    =========

Supplemental disclosure to cash flows - See Note 13

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  MICROAGE, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                 For the fiscal years ended October 31, 1999, November 1, 1998, and November 2, 1997
                                                 -----------------------------------------------------------------------------------
                                                                    Additional                Loan to                     Total
                                                 Preferred  Common   paid-in    Retained   employee stock   Treasury   stockholders'
                                                   stock     stock   capital    earnings   ownership trust   stock        equity
                                                 ---------  ------  ----------  --------   ---------------  --------   -------------
BALANCE at November 3, 1996                        $  --     $ 162  $ 124,464  $   67,885      $(207)        $(724)       $ 191,580
   Options for 438,079
     common shares exercised                          --         5      4,050          --         --            --            4,055
   Contribution of 31,731 treasury shares to
     employee benefit plan                            --        --        205          --         --           262              467
   Issuance of 99,703 shares under the
     employee stock purchase plan                     --         1      1,353          --         --            --            1,354
   Loan payments from ESOT                            --        --         --          --        207            --              207
   Issuance of 108,417 shares to acquire
     KNB, Inc.                                        --         1      2,002          --         --            --            2,003
   Issuance of 609,779 shares to acquire
     Access MicroSystems, Inc.                        --         6     15,894          --         --            --           15,900
   Issuance of 8,000 restricted common shares
     to outside directors                             --        --        122          --         --            --              122
   Issuance of 932,039 shares to acquire
     Pride Technologies, Inc.                         --         9     22,496          --         --            --           22,505
   Unearned compensation -
     restricted common shares issued to directors     --        --       (122)         --         --            --             (122)
   Compensation expense-
     restricted common shares issued to directors     --        --         40          --         --            --               40
   Compensation expense-stock option excercise        --        --        325          --         --            --              325
   15,080 shares of treasury stock acquired through
     cashless stock option exercises                  --        --         --          --         --          (355)            (355)
   Distributions to shareholders - pooled companies   --        --         --        (953)        --            --             (953)
   Net income                                         --        --         --      25,197         --            --           25,197
                                                   -----     -----  ---------  ----------      -----         -----        ---------
BALANCE at November 2, 1997                           --       184    170,829      92,129         --          (817)         262,325
   Compensation expense-
     restricted common shares issued to directors     --        --         85          --         --            --               85
   Compensation expense-stock options                 --        --        500          --         --            --              500
   Options for 79,936
     common shares exercised                          --         1        534          --         --            --              535
   Issuance of 5,000 restricted common shares
     to outside directors                             --        --        110          --         --            --              110
   Unearned compensation -
     restricted common shares issued to directors     --        --       (110)         --         --            --             (110)
   Issuance of 1,565,730 shares for business
     acquisitions                                     --        16     32,484          --         --            --           32,500
   Issuance of 182,470 common shares
     under the employee stock purchase plan           --         2      2,254          --         --            --            2,256
   Contribution of 64,000 shares of treasury stock
     to employee benefit plan                         --        --         34          --         --           651              685
   Distributions to shareholders - pooled companies   --        --         --        (128)        --            --             (128)
   Unrealized translation gain                        --        --         --          53         --            --               53
   Net loss                                           --        --         --      (8,325)        --            --           (8,325)
                                                   -----     -----  ---------  ----------      -----         -----        ---------
BALANCE at November 1, 1998                           --       203    206,720      83,729         --          (166)         290,486
   Compensation expense-
     restricted common shares issued to directors     --        --         99          --         --            --               99
   Compensation expense-stock options                 --        --      1,000          --         --            --            1,000
   Issuance of 8,000 restricted common shares
     to outside directors                             --        --         86          --         --            --               86
   Unearned compensation -
     restricted common shares issued to directors     --        --        (86)         --         --            --              (86)
   Options for 62,729 shares exercised                --         1        496          --         --            --              497
   Issuance of 419,682 common shares
     under the employee stock purchase plan           --         4      2,364          --         --            --            2,368
   Contribution of 63,011 shares of common stock
     to employee benefit plan                         --        --      1,043          --         --            --            1,043
   Receipt of 13,871 shares of treasury stock
     to pay note                                      --        --         --          --         --          (332)            (332)
   Acquisition change from pooling to
     purchase accounting                              --        --      9,124      (2,432)        --            --            6,692
   Contribution of 29,837 shares of treasury stock
     to employee benefit plan                         --        --       (324)         --         --           491              167
   Unrealized translation loss                        --        --         --        (104)        --            --             (104)
   Net loss                                           --        --         --    (169,022)        --            --         (169,022)
                                                   -----     -----  ---------  ----------      -----         -----        ---------
BALANCE at October 31, 1999                        $  --     $ 208  $ 220,522  $  (87,829)     $  --         $  (7)       $ 132,894
                                                   =====     =====  =========  ==========      =====         =====       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 MICROAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

MicroAge, Inc. is a global provider of efficient technology solutions. The Company is composed of information technology businesses that deliver technology infrastructure solutions through ISO 9001-certified, multi-vendor integration services and distributed computing solutions to large organizations and computer resellers worldwide. The Company does business in more than 40 countries and offers over 50,000 products from more than 500 suppliers backed by a suite of technical, financial, logistics and account management services.

The Company operates primarily through two wholly-owned subsidiaries: MicroAge Technology Services, L.L.C. ("MicroAge Technology Services" or "MTS") and Pinacor, Inc. ("Pinacor"). MTS is a leading provider of technology infrastructure services worldwide. MTS provides a wide-range of professional technology services, focusing on Selective Outsourcing, Professional Services and Technology Procurement. MTS supports customers in more than 40 major US markets and provides international support through business partner locations throughout the world.

Pinacor is a wholesale distributor of information technology products and services. Pinacor markets hardware, networking equipment, software products and related services to more than 25,000 reseller customers in multiple countries. Using electronic commerce to streamline the delivery of efficient technology solutions and services, Pinacor supports customers worldwide from strategic distribution hubs in the United States and Latin America.

Unless the context otherwise requires, references to the "Company" include MicroAge, Inc. and its consolidated subsidiaries.

During the fiscal year ended October 31, 1999, the Company experienced competitive pressures in its industry which resulted in the Company incurring a net loss of $169 million which included charges as the Company reassessed the recoverability of certain long lived assets (see Note 14). At October 31, 1999 the Company has an accumulated deficit of $88 million.

The Company has taken certain actions to reduce operating costs, including reductions in headcount and the closure of certain branches (see Note 14). The Company will continue to implement cost cutting measures, including additional reductions in headcount and the closure of additional facilities. The Company has positive net working capital of $59 million at October 31, 1999 and generated cash from operations of $21 million in the year then ended. The Company's continuing liquidity is contingent upon improving cash flows through reductions in inventory and accounts receivable, attaining forecasted sales levels, reducing operating costs, and meeting financial covenants on its credit facilities as described in Note 6. The Company believes that based on its current forecast and its existing credit facilities that cash flows will be sufficient to meet operating requirements through the end of fiscal year 2000. In addition, the Company believes that operating results will be sufficient to comply with the current financial covenants on its credit facilities. However, the Company has no assurance that it will meet its current forecast. In addition, even minor adverse changes in the Company's results compared to forecast could cause the Company to be out of compliance with its financial covenants. In the event the Company's future operating results fall below management's expectations, the Company will attempt to renegotiate its credit agreements.

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

CASH OVERDRAFTS

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Such amounts, aggregating $178.5 and $158.5 million at October 31, 1999 and November 1, 1998, respectively, are included as a component of accounts payable in the accompanying consolidated balance sheets.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable are comprised of amounts due from financing companies, end-users, and resellers and are net of an allowance for doubtful accounts of $29,680,000 and $20,418,000 at October 31, 1999 and November 1, 1998, respectively.

INVENTORY

Inventory consisting of resale merchandise is stated at lower of cost (first-in, first-out method) or market. International Business Machines Corporation ("IBM") products totaling $39,334,000 and $65,775,000 included in inventory at October 31, 1999 and November 1, 1998, respectively, are subject to a reservation of the title in IBM for the purpose of assuring that such products are sold and delivered only to IBM-authorized personal computer dealers; such reservation does not prohibit the Company from granting security interests to other parties.

During  the  fiscal  year  ended  October  31,  1999,  sales of COMPAQ  Computer
Corporation, Hewlett-Packard Company and IBM products accounted for approximately 22%, 20% and 15%, respectively, of the Company's revenue from sales of merchandise. The sales of no other individual supplier's products accounted for more than 10% of such revenue during the fiscal year ended October 31, 1999.

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

INTANGIBLE ASSETS

Intangible assets are amortized over their economic lives ranging from three to fifteen years using the straight-line method. For acquisitions accounted for under the purchase method, the excess of cost over the fair value of net identifiable assets acquired is classified as goodwill and is included in intangible assets. On an ongoing basis, the Company reviews the valuation and amortization of goodwill. As part of this review, the Company estimates the net realizable value of goodwill and assesses whether the unamortized balance could be recovered through expected future cash flows over the remaining life of the asset. During the second quarter of fiscal 1999, the Company determined that a portion of its goodwill was impaired and recorded a charge to earnings of $123 million (see Note 14 - Restructuring and Other One-time Charges). At October 31, 1999 no additional impairment was indicated. Intangible assets are net of $1,533,000 and $16,594,000 of accumulated amortization at October 31, 1999 and November 1, 1998, respectively.

REVENUE RECOGNITION

Revenue from product sales is recognized at the time of shipment. Revenue from services is recognized as services are performed, or ratably if performed over a service contract period.

SUPPLIER INCENTIVE FUNDS

In general, suppliers provide the Company with various incentive programs. The funds received under these programs are generally determined based on the Company's purchases and/or sales of the suppliers' product. The funds are earned through marketing programs or meeting purchasing, sales or other objectives established by the suppliers. Once earned, the funds are applied against product cost or operating expenses.

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

COMPREHENSIVE INCOME

Effective November 2, 1998, the company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no material impact on the Company's net income or stockholders' equity. The Company's applicable components of comprehensive income for the fiscal years ended October 31, 1999 and November 1, 1998 were $104,000 of unrealized translation loss and $53,000 of unrealized translation gain, respectively. These amounts have not been displayed separately in stockholders' equity as they are immaterial in nature.

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

INCOME PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which replaced the previous presentation of earnings per share with a dual presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares consist of stock options and warrants using the treasury stock method. For fiscal 1999 and 1998, the effect of stock options and warrants totaling 178,266 and 471,735, respectively, is not included as it would be anti-dilutive. The weighted average common and common equivalent shares consist of the following:

                                                    Fiscal years ended
                                          --------------------------------------
                                          October 31,  November 1,   November 2,
                                             1999         1998          1997
                                          ----------   -----------   -----------
                                                      (in thousands)
Weighted average common shares              20,571       19,783        16,731
Dilutive effect of stock options
  and warrants                                  --           --           904
                                            ------       ------        ------
Weighted average common and common
  equivalent shares outstanding             20,571       19,783        17,635
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

NOTE 3 - ACQUISITIONS

During fiscal 1997, the Company completed an acquisition that was accounted for as a pooling of interests. In fiscal 1999, information was discovered indicating that stock transactions had taken place rendering the pooling of interest accounting inappropriate. The impact on the Company's prior year financial statements was not material, therefore the prior statements have not been restated to reflect purchase accounting for this transaction. Intangible assets and equity were adjusted by $6.7 million at October 31, 1999 to reflect the proper accounting.

During fiscal 1998, the Company completed seven separate acquisitions that were accounted for using the purchase method of accounting. In each case, the purchase price was allocated to the assets purchased and the liabilities assumed based on fair values at the date of acquisition. During the second quarter of fiscal 1999, the Company determined that a portion of its goodwill was impaired and recorded a charge to earnings (see Note 2 - Summary of Significant Accounting Policies - Intangible Assets and Note 14 - Restructuring and Other One-time Charges). The goodwill associated with each of the acquisitions described below was included in the fiscal 1999 write-off. These acquisitions are as follows:

In November 1997, the Company acquired Microretailing, Inc., a Miami-based distributor, for consideration of $25 million consisting of 1,194,055 common shares. The excess of the purchase price over the fair value of net assets acquired was approximately $23.9 million and was being amortized using the straight-line method over 15 years.

Also in November 1997, the Company acquired Advanced Information Services, Inc., a reseller, for consideration of $5 million consisting of 207,200 common shares, plus an earnout agreement with a guaranteed minimum payment of $7.5 million. The excess of the purchase price over the fair value of net assets acquired was approximately $12.6 million and was being amortized using the straight-line method over 15 years. During fiscal 1999, the Company paid $4.5 million in cash and issued notes totaling $10.0 million for the early termination of the earnout agreement.

In December 1997, July 1998 and August 1998, the Company acquired resellers in four separate transactions for consideration of $6 million consisting of $2 million in cash, a total of 164,475 common shares and an earnout with a guaranteed minimum payment of $1.5 million. The excess of the purchase price over the fair value of net assets acquired was approximately $4.5 million and was being amortized using the straight-line method over 15 years.

In June 1998, the Company acquired a reseller for $4.8 million of cash. The excess of the purchase price over the fair value of net assets acquired was approximately $4.2 million and was being amortized using the straight-line method over 15 years.

The effect of these acquisitions on the Company's revenue, income and assets was not material. Therefore, proforma results are not presented.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:       October 31,   November 1,
                                                          1999          1998
                                                        --------      --------
                                                            (in thousands)
Equipment, furniture, fixtures and software             $178,321      $157,431
Equipment under capital lease                             22,188        20,587
Leasehold improvements                                    22,262        19,476
Land                                                       3,112         3,112
                                                        --------      --------
                                                         225,883       200,606
Less: accumulated depreciation
  and amortization                                       123,708       108,459
                                                        --------      --------
                                                        $102,175      $ 92,147
                                                        ========      ========

NOTE 5 - LEASES

The following is a schedule by year of future minimum lease obligations under noncancelable leases together with the present value of the net minimum capital lease obligations as of October 31, 1999:

                                                          Operating      Capital
                                                           Leases        Leases
                                                           -------       -------
Fiscal year ending in:                                        (in thousands)
2000                                                       $15,155       $ 3,030
2001                                                        14,247         2,740
2002                                                        12,087         1,364
2003                                                         8,786           274
2004                                                         5,219             9
Thereafter                                                   2,395            --
                                                           -------       -------
Total minimum lease obligations                            $57,889         7,417
                                                           =======
Less: amount representing interest                                           840
                                                                         -------
Present value of minimum lease obligations                               $ 6,577
                                                                         =======


None of the leases contain significant restrictive provisions; however, some of the leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense was (in thousands):

Fiscal year ended:
November 2, 1997                   $15,007
November 1, 1998                   $23,239
October 31, 1999                   $26,939


Assets recorded under capital leases are included in Property and Equipment as follows:

                                                  October 31,        November 1,
                                                     1999               1998
                                                   --------           --------
                                                          (in thousands)
Equipment                                          $ 22,188           $ 20,587
Accumulated depreciation                            (15,225)           (11,792)
                                                   --------           --------
                                                   $  6,963           $  8,795
                                                   ========           ========

NOTE 6 - FINANCING ARRANGEMENTS

During the fiscal year ended October 31, 1999, the Company maintained three financing agreements (the "Agreements") with financing facilities totaling $660 million at the end of the year. The Agreements included an accounts receivable facility (the "A/R Facility") and inventory financing facilities (the "Inventory Facilities").

Under the A/R Facility, the Company had the right to sell certain accounts receivable from time to time, on a limited recourse basis, up to an aggregate amount of $350 million sold at any given time. At October 31, 1999, the net amount of sold accounts receivable was $255 million and the effective funding was LIBOR plus 3% (8.4% at October 31, 1999).

The Inventory Facilities provided for borrowings up to $310 million. Within the Inventory Facilities, the Company had lines of credit for the purchase of inventory from selected product suppliers ("Inventory Lines of Credit") and a line of credit for general working capital requirements ("Supplemental Line of Credit"). Payments for products purchased under the Inventory Lines of Credit varied depending upon the product supplier, but generally were due between 30 and 60 days from the date of the advance. No interest or finance charges were payable on the Inventory Lines of Credit if payments were made when due. At October 31, 1999, the Company had $114 million outstanding under the Inventory Lines of Credit (included in accounts payable in the accompanying Balance Sheets), and $45 million outstanding under the Supplemental Line of Credit.

Borrowings under the Agreements were secured by substantially all of the Company's assets, and the Agreements contained certain restrictive covenants, including tangible net worth requirements and ratios of debt to tangible net worth and current assets to current liabilities.

On October 28, 1999, the Company entered into new financing facilities (the "Facilities") to replace the Agreements described above. The Facilities provide for borrowing of up to $540 million and include a $300 million revolving credit facility (the "Credit Facility") and $240 million in inventory financing facilities (the "New Inventory Facilities"). The Credit Facility includes a $145 million sublimit for the issuance of letters of credit.

Borrowings under the Facilities are secured by substantially all of the Company's assets, subject to other liens permitted under the Facilities. The Facilities contain certain restrictive covenants, including capital expenditure limitations, a minimum interest coverage ratio, a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) amount and a minimum debt to EBITDA ratio. The initial covenant measurement date is January 30, 2000, the end of the Company's first fiscal quarter.

Borrowings under the Facilities are limited based on borrowing base formulas which consider eligible inventories, eligible accounts receivable and letters of credit. Borrowings are also subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition.

Interest rates on the Credit Facility are based on the agent's base rate plus a specified margin or LIBOR plus a specified margin. The current margins are 2.5% for base rate advances and 3.5% for LIBOR advances. The margins may be adjusted from time to time based on the Company's performance against covenants. The Credit Facility also includes letter of credit and unused line fees. The Credit Facility has a termination date of October 31, 2002.

Payments for products purchased under the New Inventory Facilities vary depending upon the product supplier, but generally are due between 30 and 45 days from the date of the advance. No interest or finance charges are payable on the New Inventory Facilities if payments are made when due. The Company has the ability under one of the New Inventory Facilities to extend payments 30 days beyond the initial due date with a financing fee of LIBOR plus 3.75%. One of the New Inventory Facilities has a termination date of October 18, 2002 and the other has no defined termination date.

Subsequent to October 31, 1999 the Company has refinanced all of its then outstanding financing arrangements using the Credit Facility and New Inventory Facilities entered into on October 28, 1999. Had the Credit Facility and New Inventory Facilities been in use at October 31, 1999 rather than the Company's prior financing facilities, selected balance sheet accounts on a pro forma basis would be as follows:


                                                       As reported     Pro forma
                                                        --------       --------
                                                             (in thousands)
     Accounts receivable, net                           $220,386       $475,743
     Inventory                                           336,653        336,653
     All other current assets                             94,806         94,806
                                                        --------       --------
          Total current assets                           651,845        907,202

     Accounts payable (1)                                549,394        549,394
     All other current liabilities                        43,120         43,120
                                                        --------       --------
          Total current liabilities                      592,514        592,514

     Line of credit                                       45,000        300,357

(1) Accounts payable includes $114 million in inventory credit facility borrowings.

The Company's outstanding balance of $45 million on its Supplemental Line of Credit has been classified as a long-term liability based on the Company's ability and intent to refinance the obligation on a long-term basis. In evaluating the ability to refinance the obligation on a long-term basis, in addition to ensuring a long-term financing facility is in place, the Company has evaluated its forecasted results of operations and capital requirements in comparison to its available credit and the financial covenants associated with its new financing arrangements.

During the first quarter of fiscal year 2000 it became apparent that the Company would not meet its minimum EBITDA and maximum debt to EBITDA covenants for the quarter ending January 30, 2000 and for each of the remaining periods in fiscal 2000. The Company has since renegotiated the covenants for its Credit facility and its New Inventory Facilities to require minimum EBITDA of $2.5 million in the fiscal quarter ending April 30, 2000 and require minimum cumulative EBITDA of $12 million and $26 million for the two fiscal quarters ending July 30, 2000 and the three fiscal quarters ending October 29, 2000, respectively. Rolling twelve month EBITDA covenants for fiscal years 2001 and 2002 are based on quarterly EBITDA requirements ranging from $19 million to $25 million. The Company also renegotiated its related financial ratio covenants included in the agreements.

In addition to the financing facilities discussed above, the Company maintained an accounts receivable purchase agreement (the "Purchase Agreement") with a commercial credit corporation (the "Buyer") whereby the Buyer purchased, from time to time at its option, on a limited recourse basis, certain accounts receivable of the Company. At October 31, 1999, the net amount of sold accounts receivable under the Purchase Agreement was $36 million. The Purchase Agreement was canceled subsequent to October 31, 1999.

The Company also maintains trade credit arrangements with its suppliers and other creditors to finance product purchases. A few major suppliers maintain security interests in their products sold to the Company.

NOTE 7 - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                                      October 31,    November 1,
                                                         1999           1998
                                                        ------         ------
                                                            (in thousands)
Capital lease obligations                               $6,577         $8,648
Less: current portion                                    2,497          3,095
                                                        ------         ------
                                                        $4,080         $5,553
                                                        ======         ======

Following are the annual maturities of long-term obligations (in thousands):

Fiscal year ending in:
2000                                                    $2,497
2001                                                     2,515
2002                                                     1,293
2003                                                       263
2004                                                         9
                                                        ------
                                                        $6,577
                                                        ======

NOTE 8 - STOCKHOLDERS' EQUITY

EMPLOYEE STOCK OPTION AND AWARD PLANS

The Company maintains three incentive plans for officers and other key employees of the Company: the MicroAge Inc. Long-Term Incentive Plan, approved in fiscal 1994, the 1997 MicroAge Inc. Long-Term Incentive Plan, approved in fiscal 1998, and the 1998 MicroAge Inc. Long-Term Incentive Plan, approved in fiscal 1999, (the "Incentive Plans"). The Incentive Plans authorize grants of Incentive Stock Options (ISOs), Non-Qualified Stock Options (NQSOs), Stock Appreciation Rights, Performance Shares, Restricted Stock, Dividend Equivalents and other Common
Stock based awards. The total number of shares of common stock available for awards under the Incentive Plans is 5,800,000.

The Company has issued NQSOs and ISOs under the Incentive Plans at prices representing the fair market value of the Company's common stock on the date of the grant. The NQSOs and ISOs are granted for terms of five or ten years and become exercisable on a pro-rata basis on each anniversary of the grant over a five-year period as long as the holder remains an employee of the Company. NQSOs under the Incentive Plans were also granted in fiscal 1994, fiscal 1997, and fiscal 1999 to selected employees in exchange for the employees' irrevocable waiver of a specific amount of base salary or bonus otherwise payable by the Company during a specific period. The options will vest in one-third increments beginning on the January 1 which is three years following the January 1 of the calendar year in which the participant elects to waive compensation. No other awards have been made under the Incentive Plans.

In addition to the Incentive Plans, stock options are available under four plans for grant to certain officers and employees of the Company at prices representing the fair market value of the Company's common stock on the date of the grant. Options under these plans are granted for terms of ten years and become exercisable on a pro-rata basis on each anniversary date of the grant over a five to six-year period as long as the holder remains an employee of the Company.

Changes during fiscal 1997, 1998 and 1999 in options outstanding under the employee stock option plans (including the Incentive Plans) were as follows:

                                                                     Weighted
                                                                      Average
                                                        Number    Exercise Price
                                                      of Options     per Share
                                                      ----------     ---------
Outstanding at November 3, 1996                        1,856,143      $ 9.58

   Granted                                               788,379      $20.12
   Exercised                                            (438,079)     $ 9.44
   Canceled or expired                                  (107,474)     $14.02
                                                      ----------
Outstanding at November 2, 1997                        2,098,969      $13.28

   Granted                                             1,081,575      $13.99
   Exercised                                             (79,936)     $ 6.65
   Canceled or expired                                  (238,376)     $17.63
                                                      ----------
Outstanding at November 1, 1998                        2,862,232      $13.41

   Granted                                             1,249,997      $ 8.24
   Exercised                                             (62,729)     $ 7.53
   Canceled or expired                                  (857,160)     $12.71
                                                      ----------
Outstanding at October 31, 1999                        3,192,340      $11.63
                                                      ==========

Exercisable at October 31, 1999                          788,236
                                                      ==========

The following table summarizes information about the Company's stock options at October 31, 1999:

                            Options Outstanding                 Options Exercisable
                    --------------------------------------   --------------------------
                                     Weighted    Weighted                      Weighted
                                       Avg.        Avg.                          Avg.
                        Number      Contractual  Exercise        Number        Exercise
Range of              Outstanding      Years       Price      Exercisable       Price
Exercise Prices     (in thousands)   Remaining   per share   (in thousands)   per share
---------------     --------------   ---------   ---------   --------------   ---------
$5.44 to $9.25           1,562          7.39       6.99            444           8.76
$10.88 to $19.44         1,412          7.80       15.00           270          14.12
$20.38 to $31.75           218          6.62       23.10            74          24.06
                        ------                                  ------
$5.44 to $31.75          3,192          7.52       11.63           788          12.03
                        ======                                  ======

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

                                                Fiscal year ended
                                     -----------------------------------------
                                     October 31,    November 1,    November 2,
                                        1999           1998           1997
                                     -----------    -----------    -----------
Net income (loss)    As reported      $(169,022)     $  (8,325)      $ 25,197
                     Pro-forma        $(172,421)     $ (11,009)      $ 23,374


Net income (loss)
  per common share   As reported      $   (8.22)     $   (0.42)      $   1.43
                     Pro-forma        $   (8.38)     $   (0.56)      $   1.33

Pro-forma net income (loss) reflects only options granted after the fiscal year ended October 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation for options granted prior to October 30, 1995 is not considered.

The per share weighted-average fair value of the stock options granted under the plan for the years ended November 2, 1997, November 1, 1998 and October 31, 1999 was $8.35, $11.71 and $4.23 respectively, based on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for all years: expected dividend yield of 0%, expected volatility of
 .724, a risk free interest rate of 4.85%, and an expected life of 3.31 years.

PINACOR STOCK OPTION

Effective as of May 2, 1998, an option was granted to an associate of the Company to purchase a total of 60 shares of Pinacor's common stock, representing six percent of Pinacor's total outstanding shares, at an exercise price of $150,000 per share. The option vests in installments over a three year period and terminates on the earliest to occur of (1) May, 2, 2002, (2) the date the associate ceases to be employed by the Company or any of its subsidiaries for any reason other than retirement, death or disability, or (3) one year after the date the associate ceases to be employed by the Company or any of its subsidiaries by reason of his retirement, death or disability. This option was terminated on January 12, 2000.

DIRECTOR INCENTIVE PLANS

Under the Company's 1995 Director Incentive Plan, as amended in April 1998 (the "Director Plan"), on November 1 of each year, commencing in 1998 and ending in 2004, each person serving as a Director of the Company who is not also an employee of the Company is automatically granted (i) 1,000 shares of the Company's common stock subject to certain restrictions and (ii) options to purchase 2,500 shares of the Company's common stock. The options vest over three years and are subject to certain stock price hurdles after each vesting date. In addition, options under the Director Plan were granted in fiscal 1999 to Directors in exchange for the Directors' irrevocable waiver of a specific amount of Director fees otherwise payable by the Company during a specific period. The options vest over three years and are subject to certain stock price hurdles after each vesting date. As of October 31, 1999, 120,833 options had been granted under the Director Plan at prices ranging from $5.88 to $22.00 per share. There were 9,667 options exercisable as of October 31, 1999. The aggregate number of shares of the Company's common stock available for awards under the 1995 Director Plan is 129,167.

RESTRICTED STOCK PLAN

In accordance with the provisions of a restricted stock plan approved in fiscal 1982, 45,000 shares of common stock were reserved for issuance. At October
31,1999, 39,938 shares had been awarded under the plan, and 5,062 additional shares may be awarded under the plan.

PREFERRED STOCK PURCHASE RIGHTS

In February 1989, as amended in September 1994, November 1996 and January 1999, the Company's Board of Directors adopted a Stockholder Rights Agreement (the "Rights Plan") and declared a dividend distribution of one Right for each share of the Company's common stock outstanding as of the close of business on March 7, 1989 and intends to issue one Right for each share of common stock issued between March 7, 1989 and the date of the distribution of the Rights. As amended, the Rights Plan provides that when exercisable, each Right will entitle its holder to purchase from the Company one one-hundredth (.01) of a share of Series C Junior Participating Preferred stock at a price of $19.90. The Company has reserved 500,000 preferred shares for issuance upon exercise of the Rights. Generally, the Rights become exercisable on the earlier of the date a person or group of affiliated or associated persons acquires or obtains the rights to acquire securities representing fifteen percent (15%) or more of the common stock of the Company or on the tenth day following the commencement of a tender or exchange offer which would result in the offeror beneficially owning fifteen percent (15%) or more of the Company's common stock without the prior consent of the Company. In the event that an unauthorized person or group of affiliated persons becomes the beneficial owner of fifteen percent (15%) or more of the common stock of the Company, proper provision shall be made so that each holder of a Right will have the right to receive, upon exercise thereof and the payment of the exercise price, that number of shares of common stock having a market value of two times the exercise price of the Right. The Rights will expire on October 29, 2000, unless redeemed earlier by the Company pursuant to authorization by the Board of Directors.

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

ASSOCIATE STOCK PURCHASE PLAN

In March 1995, as amended in March 1999, the Board of Directors and stockholders approved an associate stock purchase plan (the "Associate Plan"). The Associate Plan provides a means for the Company's employees to authorize payroll deductions up to 10% of their earnings to be used for the periodic purchase of the Company's common stock. Under the Associate Plan, the Company will initially sell shares to participants at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning of a six month subscription period or 85% of fair market value at the end of the subscription period. The Associate Plan is intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code of 1986, as amended. The maximum number of shares that may be purchased under the Associate Plan is 1,000,000. The initial subscription period began July 1, 1995. As of October 31, 1999, 812,626 shares had been purchased under the Associate Plan. The Associate Plan was suspended effective December 2, 1999. As of that date, no additional payroll deductions were accepted for the purchase of stock.

NOTE 9 - OTHER EXPENSES - NET

Other expenses - net consists of the following:

                                                   Fiscal years ended
                                           -----------------------------------
                                          October 31,  November 1,   November 2,
                                             1999         1998          1997
                                           --------     --------      --------
                                                     (in thousands)
Interest income                            $ (2,509)    $ (3,780)     $ (3,907)
Interest expense                              5,042        4,375         6,142
Flooring expense (1)                         14,902        7,534         4,923
Expenses from the sale of accounts
   receivable                                15,195       16,468        18,769

Amortization expense                          7,579        8,629         1,871
Other                                         1,008          150          (172)
                                           --------     --------      --------
                                           $ 41,217     $ 33,376      $ 27,626
                                           ========     ========      ========

(1) Flooring expense represents amounts paid to finance companies that provide credit lines to certain reseller customers of the Company.

NOTE 10 - INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

                                                 Fiscal years ended
                                     ------------------------------------------
                                    October 31,      November 1,     November 2,
                                       1999             1998            1997
                                     --------         --------        --------
                                                   (in thousands)
Current
  Federal                            $(17,285)        $  1,698        $ 16,908
  State and Foreign                     1,107              249           4,241
Deferred                               (9,410)          (1,040)         (2,767)
                                     --------         --------        --------
                                     $(25,588)        $    907        $ 18,382
                                     ========         ========        ========

The components of deferred income tax expense (benefit) from operations are as follows:

                                                   Fiscal years ended
                                            ----------------------------------
                                           October 31,  November 1,  November 2,
                                             1999         1998          1997
                                            -------      -------       -------
                                                      (in thousands)
Allowance for doubtful accounts             $(4,820)     $(2,839)      $  (209)
Software development costs                      638        2,616           338
Depreciation and amortization                (6,858)        (863)       (1,075)
Restructuring reserves                           --           --           210
Inventory valuation allowance                   300         (709)         (190)
State deferral, net of federal benefit         (845)         389          (488)
All other - net                               2,175          366        (1,353)
                                            -------      -------       -------
                                            $(9,410)     $(1,040)      $(2,767)
                                            =======      =======       =======

Deferred tax assets, which are recorded as a component of other assets or other current assets, are comprised of the following:

                                                        October 31,  November 1,
                                                          1999          1998
                                                         -------       -------
Gross deferred tax assets:                                  (in thousands)

  Depreciation and amortization                          $ 5,819       $    --
  Allowance for doubtful accounts                          7,346         8,282
  Inventory valuation                                      2,680         3,448
  Deferred service revenue                                   210            --
  State net operating loss carry forward                   1,985            --
  Other                                                    7,185         9,324
                                                         -------       -------
      Total gross deferred tax assets                     25,225        21,054
                                                         -------       -------
Gross deferred tax liabilities:

  Depreciation and amortization                            4,510         2,904
  Other                                                      316           264
                                                         -------       -------
      Total gross deferred tax liabilities                 4,826         3,168
                                                         -------       -------
Net deferred tax asset                                   $20,399       $17,886
                                                         =======       =======

In light of the Company's history of profitable operations (excluding restructuring and other one-time charges), management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets related to future deductible items. Accordingly, the Company believes that no valuation allowance is required for the deferred tax assets in excess of deferred tax liabilities.

The effective tax rate applied to income before income taxes differs from the expected federal statutory rate as follows:

                                                   Fiscal years ended
                                         ---------------------------------------
                                         October 31,   November 1,   November 2,
                                            1999          1998          1997
                                         -----------   -----------   -----------
Federal statutory rate                       35.0%         34.0%         35.0%
Addition (reduction) in taxes
  resulting from:
    State income taxes, net of
      federal tax benefit                     1.1          (7.4)          5.5
    Non-deductible meals and
      entertainment                          (0.3)         (6.3)          0.7
    Goodwill amortization                    (18.7)        (31.8)         0.3
    Other                                    (3.9)         (0.7)          0.7
                                            -----         -----         -----
                                             13.2%         (12.2)%       42.2%
                                            =====         =====         =====

NOTE 11 - COMMITMENTS

The Company has arrangements with major vendors and certain financing companies to develop inventory and accounts receivable financing facilities for certain reseller customers. These arrangements include repurchase agreements that would require the Company to repurchase inventory which might be repossessed from a reseller by the vendor or the financing company. As of October 31, 1999, such repurchases have been insignificant.

The Company also provides a program whereby the Company may guarantee an addition to a reseller's credit facility with certain finance companies. The Company's maximum exposure for guaranteed amounts at October 31, 1999 was $14 million. On an ongoing basis, the Company assesses the exposure under the guarantee program and provides a reserve for potential losses. As of October 31, 1999, losses and reserves related to the guarantee program have not been material.

NOTE 12 - EMPLOYEE BENEFIT PLAN

In July 1988, a deferred compensation plan (the "Savings Plan") became effective for all eligible employees of the Company under the provisions of Section 401(k) of the Internal Revenue Code. Employees are eligible to participate on the first day of the Savings Plan quarter coincident with or following the date on which the employee satisfies all of the eligibility requirements. Employees may contribute a percentage of their salary subject to certain limitations. The Company has historically matched 25% of the employee contribution up to a maximum employee contribution of 6%, as defined in the Savings Plan. Participants are at all times fully vested in their contributions, and the Company contributions, if any, become fully vested to the participant after five years of employment.

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

The Company recognized matching contribution expense for the Savings Plan and the Supplemental Savings Plan of $2.3 million, $1.0 million and $740,000 in fiscal years 1999, 1998 and 1997, respectively.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                    Fiscal years ended
                                           -------------------------------------
                                           October 31,  November 1,  November 2,
                                              1999         1998         1997
                                           -----------  -----------  -----------
                                                      (in thousands)
Details of acquisitions:

  Fair value of assets acquired              $    --      $53,793      $47,816
  Liabilities assumed and acquisition-
    related accruals                         $    --      $59,080      $73,321
  Cash acquired                              $    --      $   101      $    76
  Note forgiven                              $    --      $    --      $   124

Details of other financing activities:
  Capital lease obligations executed
    for equipment                            $ 2,211      $ 4,875      $ 3,834

Cash paid for:
  Interest                                   $17,893      $22,677      $21,906
  Income taxes                               $ 4,089      $ 3,332      $27,301

NOTE 14 - RESTRUCTURING AND OTHER ONE-TIME CHARGES

FISCAL 1999 RESTRUCTURING AND OTHER ONE-TIME CHARGES

During the fiscal year ended October 31, 1999, the Company recorded a total of $147 million ($132 million, or $6.42 per share, after taxes) of restructuring and other one-time charges. These charges were recognized over the last three quarters of fiscal 1999.

The restructuring and other one-time charges included a $123 million write-down of impaired goodwill; $8 million for the write-down to net realizable value of software and equipment no longer utilized by the Company due to the implementation of a new branch automation system; $9 million in employee termination benefits; and $7 million primarily for facility consolidations.

The goodwill was written off during the second fiscal quarter and resulted from businesses acquired primarily in fiscal 1997 and fiscal 1998. Increased competitive pressures in the industry as well as operating losses caused the Company to reassess the recoverability of its long-lived assets. The fair value of the assets, determined through a discounted cash flow analysis as well as other market analyses, was compared to the carrying amount of the assets and the difference was recorded as a charge to earnings.

The charges associated with employee termination benefits consisted primarily of severance pay for approximately 560 associates. The reductions occurred in virtually all areas of the Company over the last three fiscal quarters of 1999 and were completed by October 31, 1999.

The facility consolidations consisted of branch location closures and consolidations as well as consolidations of headquarters facilities. The charges represent lease buy out costs, excess rent expense over estimated sublease recoveries, broker commissions and other costs of consolidating the facilities. All actions on the facility consolidations were completed by October 31, 1999.

The liability for restructuring accruals at October 31, 1999 was $10.7 million, consisting of $5.7 million for facility consolidations, $3.5 million for employee termination benefits and $1.5 million for business closure and other costs.

On February 16, 2000, subsequent to the balance sheet date, the Company announced the reduction of approximately 250 positions and additional cost cutting initiatives.

FISCAL 1998 RESTRUCTURING AND OTHER ONE-TIME CHARGES

In February 1998, the company initiated a plan to restructure the Company into two independent businesses - an integration business ("MicroAge Technology Services") and a distribution business operated through a wholly-owned subsidiary, Pinacor, Inc. ("Pinacor"). These businesses have separate management teams, operate autonomously in their respective marketplaces, and contract with headquarters for a limited number of services.

In connection with the restructuring plan discussed above, the Company recorded a $5.6 million charge. The restructuring and other one-time charges included $3.6 million for employee termination benefits, $1.1 million for the closing and consolidation of redundant locations, and $0.9 million for other costs related to the restructuring, primarily one-time costs incurred in establishing Pinacor and MicroAge Technology Services as separate businesses. The charges associated with employee termination benefits consisted primarily of severance pay for approximately 250 associates. The reductions occurred in virtually all areas of the Company and were completed at November 1, 1998. As of November 1, 1998, the remaining liability for restructuring activities was not material.

NOTE 15 - SEGMENT REPORTING

The Company operates primarily in two industry segments: the wholesale distribution of computer equipment through Pinacor and technology infrastructure services through MTS. The Company operates primarily in the United States, and therefore has only one reportable geographic segment. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals (in thousands):

                                                Fiscal year ended October 31, 1999
                                          -------------------------------------------------
                                           Pinacor        MTS         Other        Total
                                          ----------   ----------   ----------   ----------
Net revenue from external customers       $4,283,720   $1,834,361   $   31,532   $6,149,613

Intersegment revenue                       1,152,561           --        2,649    1,155,210
                                          ----------   ----------   ----------   ----------
Total revenue                             $5,436,281   $1,834,361   $   34,181   $7,304,823

Income (loss) before taxes(1)             $    3,105   $ (155,235)  $   (2,842)  $ (154,972)

Interest expense                          $   14,731   $   12,828   $      345   $   27,904

Depreciation and amortization expense     $   16,879   $   20,937   $    3,139   $   40,955

Total assets                              $  644,268   $  320,106   $    9,791   $  974,165

                                                 Fiscal year ended November 1, 1998
                                          -------------------------------------------------
                                           Pinacor         MTS        Other        Total
                                          ----------   ----------   ----------   ----------
Net revenue from external customers       $3,680,274   $1,798,885   $   40,872   $5,520,031

Intersegment revenue                       1,326,833           --          884    1,327,717
                                          ----------   ----------   ----------   ----------
Total revenue                             $5,007,107   $1,798,885   $   41,756   $6,847,748

Income (loss) before taxes(1)             $   56,510   $  (39,007)  $    2,527   $   20,030

Interest expense                          $    4,776   $   10,621   $       59   $   15,456

Depreciation and amortization expense     $    7,460   $   28,645   $    3,021   $   39,126

Total assets                              $  773,729   $  517,208   $    6,686   $1,297,623

                                                  Fiscal year ended November 2, 1997
                                          -------------------------------------------------
                                           Pinacor        MTS         Other        Total
                                          ----------   ----------   ----------   ----------
Net revenue from external customers       $2,837,883   $1,522,066   $   19,259   $4,379,208

Intersegment revenue                       1,268,644           --           --    1,268,644
                                          ----------   ----------   ----------   ----------
Total revenue                             $4,106,527   $1,522,066   $   19,259   $5,647,852

Income (loss) before taxes                $   68,051   $    1,345   $      939   $   70,335

Interest expense                          $   13,601   $    3,323   $       73   $   16,997

Depreciation and amortization expense     $    8,725   $    9,955   $      487   $   19,167

Total assets                              $  668,743   $  460,322   $    4,046   $1,133,111

Reconciliation                                    Fiscal years ended
                                        ---------------------------------------
                                        October 31,   November 1,   November 2,
                                           1999          1998          1997
                                        -----------   -----------   -----------
Revenue
  Total revenue for segments            $ 7,304,823   $ 6,847,748   $ 5,647,852

  Elimination of intersegment revenue    (1,155,210)   (1,327,717)   (1,268,644)
                                        -----------   -----------   -----------
      Total consolidated revenue        $ 6,149,613   $ 5,520,031   $ 4,379,208
                                        ===========   ===========   ===========
Income (loss) before taxes
  Total from segments                   $  (154,972)  $    20,030   $    70,335

  Unallocated amounts                       (39,638)      (27,448)      (26,756)
                                        -----------   -----------   -----------
      Total consolidated income
        (loss) before taxes             $  (194,610)  $    (7,418)  $    43,579
                                        ===========   ===========   ===========
Interest expense -  net
  Total from segments                   $    27,904   $    15,456   $    16,997

  Unallocated amounts                         4,726         9,141         8,198
                                        -----------   -----------   -----------
      Total consolidated net
        interest expense                $    32,630   $    24,597   $    25,195
                                        ===========   ===========   ===========
Depreciation and amortization expense
  Total from segments                   $    40,955   $    39,126   $    19,167

  Unallocated amounts                         3,619           891         4,470
                                        -----------   -----------   -----------
      Total consolidated depreciation
        and amortization expense        $    44,574   $    40,017   $    23,637
                                        ===========   ===========   ===========
Total assets
  Total from segments                   $   974,165   $ 1,297,623   $ 1,133,111

  Intersegment asset elimination            (46,757)         (481)         (535)

  Unallocated amounts (2)                  (140,765)       18,001      (213,180)
                                        -----------   -----------   -----------
      Total consolidated assets         $   786,643   $ 1,315,143   $   919,396
                                        ===========   ===========   ===========

(1) Includes an allocated portion of restructuring and other one-time charges for the fiscal years ended October 31, 1999 and November 1, 1998.

(2) Unallocated total assets includes negative amounts of $255,357,000, $38,962,000 and $289,689,000 for receivables sold to a finance company at October 31, 1999, November 1, 1998 and November 2, 1997, respectively. Gross receivables are included in the segments and the offsetting sale amount is included in a corporate balance sheet.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial information for fiscal 1999 and 1998 is as follows (in thousands except per share data):

                                                    Fiscal 1999
                                -------------------------------------------------------
Quarter ended                   January 31     May 2 (1)     August 1 (2)  October 31 (3)
                                -----------   -----------    -----------    -----------
Revenue                         $ 1,444,841   $ 1,656,541    $ 1,514,480    $ 1,533,751

Gross profit                    $   101,770   $    86,638    $    99,183    $    85,389

Operating income (loss)         $    12,483   $  (153,546)   $     4,277    $   (16,607)

Net income (loss)               $     2,066   $  (147,341)   $    (3,170)   $   (20,577)
                                ===========   ===========    ===========    ===========
Net income (loss) per common
  and common equivalent share   $      0.10   $     (7.19)   $     (0.15)   $     (0.99)
                                ===========   ===========    ===========    ===========

                                                     Fiscal 1998
                                -------------------------------------------------------
Quarter ended                   February 1      May 3 (4)      August 2     November 1
                                -----------    -----------    -----------   -----------
Revenue                         $ 1,179,011    $ 1,326,950    $ 1,441,246   $ 1,572,824

Gross profit                    $    73,825    $    84,581    $    86,671   $   108,164

Operating income (loss)         $       764    $      (671)   $     8,884   $    16,981

Net income (loss)               $    (6,116)   $    (5,957)   $        26   $     3,722
                                ===========    ===========    ===========   ===========
Net income (loss) per common
  and common equivalent share   $     (0.31)   $     (0.30)   $      0.00   $      0.18
                                ===========    ===========    ===========   ===========

Totals may not crossfoot due to rounding.

(1) The fiscal quarter ended May 2, 1999 includes $134,159,000 of restructuring and other one-time charges.
(2) The fiscal quarter ended August 1, 1999 includes $5,411,000 of restructuring and other one-time charges.
(3) The fiscal quarter ended October 31, 1999 includes $7,892,000 of restructuring and other one-time charges.
(4) The fiscal quarter ended May 3, 1998 includes $5,600,000 of restructuring and other one-time charges.

                                 MicroAge, Inc.
                                   Schedule II
                 Valuation and Qualifying Accounts and Reserves
                                 (in thousands)
       Years ended October 31, 1999, November 1, 1998 and November 2, 1997

                                 Balance at   Charged to    Charged                    Balance
                                beginning of  costs and     to other    Dedcutions/     at end
        Description                period      expenses     accounts    write-offs    of period
        -----------               --------     --------     --------     --------      --------
Allowance for doubtful accounts:

Year ended November 2, 1997       $  8,405     $  9,208     $   0.00     $ (6,647)     $ 10,966
                                  ========     ========     ========     ========      ========
Year ended November 1, 1998       $ 10,966     $ 13,640           --     $ (4,188)     $ 20,418
                                  ========     ========     ========     ========      ========
Year ended October 31, 1999       $ 20,418     $ 28,794           --     $(19,532)     $ 29,680
                                  ========     ========     ========     ========      ========

                                 1999 10-K EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION

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

4.2 Amended and Restated Rights Agreement, dated as of September 28, 1994, between MicroAge, Inc. and First Interstate Bank of California (Incorporated by reference to Exhibit 1.1 to the Form 8-A filed January 13, 1994)

4.2.1 First Amendment, dated as of November 5, 1996, by and between MicroAge, Inc. and American Stock Transfer and Trust Company to Amended and Restated Rights Agreement, dated as of September 28, 1994, between MicroAge, Inc. and First Interstate Bank of California (Incorporated by reference to Exhibit 4.2.1 to the Annual Report on Form 10-K for year ended November 3, 1996)

4.2.2 Second Amendment, dated January 28, 1999, by and between MicroAge, Inc. and American Stock Transfer and Trust Company to Amended Restated Rights Agreement, dated as of September 28, 1994, between MicroAge, Inc. and First Interstate Bank of California (incorporated by reference to Exhibit 4.2.3 to the Registration Statement on Form S-8 filed March 3, 1999)

4.2.3 Third Amendment, dated September 30, 1999 by and between MicroAge, Inc. and American Stock Transfer and Trust Company to Amended and Restated Rights Agreement dated as of September 28, 1994, between MicroAge, Inc. and First Interstate Bank of California (incorporated by reference to Exhibit 1.4 to the Form 8-K filed October 25, 1999)

10.1 MicroAge, Inc. Executive Supplemental Savings Plan (1), amended and restated as of October 31, 1997 (Incorporated by reference to Exhibit
          10.1 to the Annual Report on Form 10-K for the fiscal year ended November 2, 1997)

10.2 Form of MicroAge 1994 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives (1) (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

10.2.1 Form of First Amendment, dated as of December 14, 1995, to the MicroAge 1994 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives (1) (Incorporated by reference to Exhibit 10.2.1 to the Annual Report on Form 10-K for the year ended November 3, 1996)

10.3 MicroAge, Inc. 1998 Associate Stock Award Plan, effective as of September 24, 1998 (1) (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended November 1,
          1998)

10.4 Form of MicroAge, Inc. 1997 Management Equity Program Award Agreement by and between MicroAge, Inc. and certain executives (1) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.5      Amended and  Restated  Employment  Agreement,  dated as of November 4,
          1996, by and between Jeffrey D. McKeever and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.5.1 First Amendment, dated January 12, 2000, to Amended and Restated Employment Agreement, by and between Jeffrey D. McKeever and MicroAge, Inc. (1)

10.6      Supplemental  Executive  Retirement  Plan, dated as of October 1, 1992
          (1) (Incorporated by reference to Exhibit 10.65.2 to Registration Statement No. 33-33094)

10.6.1 First Amendment to Supplemental Executive Retirement Plan, dated September 26, 1996 (1) (Incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for fiscal year ended November 2, 1997)

10.6.2 Second Amendment to Supplemental Executive Retirement Plan, dated October 1, 1997 (1) (Incorporated by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K for fiscal year ended November 2, 1997)

10.7 Amended and Restated Split-Dollar Insurance Agreement, dated as of December 14, 1994, by and between MicroAge, Inc. and Jeffrey D. McKeever (1) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended July 30, 1995)

10.8 Endorsement Split-Dollar Insurance Agreement, dated November 25, 1997, by and between MicroAge, Inc. and Jeffrey D. McKeever (1) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended February 1, 1998)

10.9 MicroAge, Inc. Compensation Trust, dated February 1, 1998, by and between MicroAge, Inc. and Northern Trust Bank of Arizona, N.A. (1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 1, 1998)

10.10 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Jeffrey D. McKeever (1) (Incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.10.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Jeffrey D. McKeever (1) (Incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.11 MicroAge, Inc. 1999 Management Equity Program Award Agreement, dated as of April 23, 1999, by and between MicroAge, Inc. and Jeffrey D. McKeever (1) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 1999)

10.12 Non-Qualified Stock Option Agreement between Jeffrey D. McKeever and MCCI Holding Company, effective as of May 2, 1998 (1) (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended November 1, 1998)

10.12.1 First Amendment, dated as of December 31, 1998, to Non-Qualified Stock Option Agreement between Jeffrey D. McKeever and MCCI Holding Company
          (1) (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended November 1, 1998)

10.13 Amended and Restated Employment Agreement, dated as of November 4, 1996, by and between Alan P. Hald and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.14 Split--Dollar Insurance Agreement, dated as of December 24, 1992, by and between MicroAge, Inc. and Alan P. Hald (1)

10.14.1 First Amendment, dated June 18, 1999, to the 1992 Split-Dollar Insurance Agreement by and between MicroAge, Inc. and Alan P. Hald (1)

10.15 Split-Dollar Insurance Agreement, dated as of January 29, 1997, by and between MicroAge, Inc. and Alan P. Hald (1) (Incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.15.1 First Amendment, dated June 18, 1999, to the 1997 Split-Dollar Insurance Agreement by and between MicroAge, Inc. and Alan P. Hald (1)

10.16 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Alan P. Hald (1) (Incorporated by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.16.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Alan P. Hald (1) (Incorporated by reference to Exhibit 10.6.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.17 MicroAge, Inc. Compensation Trust for Alan P. Hald, dated February 23, 1999, by and between MicroAge, Inc. and Northern Trust Bank of Arizona
          (1) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1999)

10.18 Agreement and General Release, dated as of June 18, 1999 by and between MicroAge, Inc. and Alan P. Hald (1)

10.19 Amended and Restated Employment Agreement, dated as of November 4, 1996, by and between James R. Daniel and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.20 Split-Dollar Insurance Agreement, dated as of September 1, 1995, by and between James R. Daniel and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K for the fiscal year ended October 29, 1995)

10.21 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and James R. Daniel (1) (Incorporated by reference to Exhibit 10.7.2 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.21.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and James R. Daniel (1) (Incorporated by reference to Exhibit 10.7.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.22 MicroAge, Inc. 1999 Management Equity Program Award Agreement, dated as of April 23, 1999, by and between MicroAge, Inc. and James R. Daniel (1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 1999)

10.23 Employment Agreement, dated as of January 4, 1999, by and between Robert G. O'Malley and Pinacor Inc. (1) (incorporated by reference to
          Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended November 1, 1998)

10.24 Split-Dollar Insurance Agreement, dated as of September 1, 1995, by and between Robert G. O'Malley and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.24.1 First Amendment, dated as of June 24, 1999, to the 1995 Split-Dollar Insurance Agreement by and between MicroAge, Inc. and Robert G. O'Malley (1)

10.24.2 Second Amendment dated as of June 24, 1999, to the 1995 Split-Dollar Insurance Agreement by and between MicroAge, Inc. and Robert G. O'Malley (1)

10.25 Split-Dollar Insurance Agreement, dated as of January 27, 1997, by and between Robert G. O'Malley and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.8.2 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.25.1 First Amendment, dated June 24, 1999, to the 1997 Split-Dollar Insurance Agreement by and between MicroAge, Inc. and Robert G. O'Malley (1)

10.25.2 Second Amendment dated June 24, 1999, to the 1997 Split-Dollar Insurance Agreement by and between MicroAge, Inc. and Robert G. O'Malley (1)

10.26 MicroAge, Inc. 1997 Management Equity Program Award Agreement by and between MicroAge, Inc. and Robert G. O'Malley (1) (Incorporated by reference to Exhibit 10.8.3 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.27 MicroAge, Inc. 1999 Management Equity Program Award Agreement, dated as of April 23, 1999, by and between MicroAge, Inc. and Robert G. O'Malley (1) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 1999)

10.28 Agreement and General Release, dated as of June 24, 1999 by and among MicroAge, Inc., Pinacor, Inc., and Robert G. O'Malley. (1)

10.29 Amended and Restated Employment Agreement, dated as of November 4, 1996, by and between Christopher J. Koziol and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.29.1 First Amendment, dated as of April 1, 1998, to Amended and Restated Employment Agreement, by and between Christopher J. Koziol and MicroAge, Inc. (1)

10.29.2 Second Amendment, dated as of January 28, 1999, to Amended and Restated Employment Agreement, by and between Christopher J. Koziol and MicroAge, Inc. (1)

10.29.3 Third Amendment, dated as of September 30, 1999, to Amended and Restated Employment Agreement, by and between Christopher J. Koziol and MicroAge, Inc. (1)

10.29.4 Fourth Amendment, dated as of February 15, 2000, to Amended and Restated Employment Agreement, by and between Christopher J. Koziol and MicroAge, Inc. (1)

10.30 Split Dollar Insurance Agreement, dated as of September 1, 1995, by and between Christopher J. Koziol and MicroAge, Inc. (1) (Incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.31 MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Christopher
          J. Koziol (1) (Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K for the fiscal year ended November 3, 1996)

10.31.1 First Amendment, dated December 14, 1995, to the MicroAge, Inc. 1994 Management Equity Program Award Agreement, dated as of December 14, 1993, by and between MicroAge, Inc. and Christopher J. Koziol (1) (Incorporated by reference to Exhibit 10.9.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.32 MicroAge, Inc. 1999 Management Equity Program Award Agreement, dated as of April 23, 1999, by and between MicroAge, Inc. and Christopher J. Koziol (1) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 1999)

10.33 Director's Fee Waiver, dated April 21, 1999, by and between MicroAge, Inc. and Lynda M. Applegate (1)

10.34 Director's Fee Waiver, dated April 11, 1999, by and between MicroAge, Inc. and Cyrus F. Freidheim, Jr. (1)

10.35 Director's Fee Waiver, dated April 15, 1999, by and between MicroAge, Inc. and Roy A. Herberger, Jr. (1)

10.36 Director's Fee Waiver, dated April 13, 1999, by and between MicroAge, Inc. and William H. Mallender (1)

10.37 Director's Fee Waiver, dated April 12, 1999, by and between MicroAge, Inc. and Steven G. Mihaylo (1)

10.38 Director's Fee Waiver, dated April 22, 1999, by and between MicroAge, Inc. and Dianne C. Walker (1)

10.39 The Amended and Restated MicroAge, Inc. 1989 Stock Option Plan (1) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended January 30, 1994)

10.40     The Amended and Restated MicroAge,  Inc.  Directors' Stock Option Plan
          (1) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended January 30, 1994)

10.41 Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement (1) (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

10.41.1 First Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement (1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1995)

10.41.2 Second Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement, dated March 14, 1996 (1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 28, 1996)

10.41.3 Third Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement, dated October 28, 1996 (1) (Incorporated by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.41.4 Fourth Amendment to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement, dated December 4, 1996 (1) (Incorporated by reference to Exhibit 10.23.4 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.41.5 Fifth Amendment, dated January 31, 1997, to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement (1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 2,
          1997).

10.41.6 Sixth Amendment, dated August 1, 1997, to the Amended and Restated MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust Agreement (1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended August 3,
          1997).

10.41.7 Seventh Amendment to the MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust, dated April 2, 1998 (1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998).

10.41.8 Eighth Amendment to the MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust, dated April 2, 1998 (1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 1998).

10.42 MicroAge 1994 Long-Term Incentive Plan (1) (Incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on March 23, 1994, File No. 0-15995)

10.43 MicroAge, Inc. 1997 Long-Term Incentive Plan (1) (Incorporated by reference to Appendix B to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on April 1, 1998, File No. 0-15995)

10.44     1995 MicroAge,  Inc. Director  Incentive Plan, as amended and restated
          (1) (Incorporated by reference to Appendix C to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on April 1, 1998, File No. 0-15995)

10.45 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and William H. Mallender (1) (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 1999)

10.46 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Lynda M. Applegate (1) (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 1999)

10.47 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Cyrus F. Freidheim (1) (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 1999)

10.48 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Roy A. Herberger (1) (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 1999)

10.49 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Dianne C. Walker (1) (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 1999)

10.50 MicroAge, Inc. 1995 Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Steven G. Mihaylo (1) (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 1999)

10.51 MicroAge, Inc. 1995 Associate Stock Purchase Plan (1) (Incorporated by reference to Appendix B to the Proxy Statement for the Annual Meeting of Stockholders of MicroAge, Inc. held on March 15, 1995, File No. 0-15995)

10.51.1 First Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan (1) (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 33-58901)

10.51.2 Second Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan (1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for fiscal quarter ended January 28, 1996)

10.51.3 Third Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan (1)

10.51.4 Fourth Amendment to the MicroAge, Inc. 1995 Associate Stock Purchase Plan (1)

10.52 Form of Administrative Services Agreement for the Non-qualified Deferred Compensation Plan Document by The Prudential Insurance Company of America with the Company and Pinacor, Inc., dated July 15, 1999 (1) (Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q for the quarter ended August 1, 1999)

10.53 Form of Trust Agreement by and between Prudential Trust Company and the Company and Pinacor, Inc. for the Executive Supplemental Savings Plan, dated August 1, 1999 (1) (Incorporated by reference to Exhibit
          10.4 of Quarterly  Report on Form 10-Q for the quarter ended August 1,
          1999)

10.54 Form of The Prudential Insurance Company of America Administrative Services Agreement for an Individually Designed Plan Document with the Company and Pinacor, Inc., dated July 15, 1999 (1) (Incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q for the quarter ended August 1, 1999)

10.55 Form of Trust Agreement by and between Prudential Trust Company and the Company and Pinacor, Inc. for the Retirement Savings Plan, dated August 1, 1999 (1) (Incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q for the quarter ended August 1, 1999)

10.56 Credit Agreement dated as of October 28, 1999 by and among MicroAge Technology Services, L.L.C. and Pinacor, Inc. as Borrowers, MicroAge, Inc., as Parent Guarantor, the Lender Parties thereto, and Citibank, N.A., as Collateral Agent and Administrative Agent for Lender Parties

10.56.1 Amendment No. 1 and Waiver dated as of January 30, 2000 to the Credit Agreement among MicroAge Technology Services, L.L.C. and Pinacor, Inc. as Borrowers, MicroAge, Inc., as Parent Guarantor, the Lender Parties thereto, and Citibank, N.A., as Collateral Agent and Administrative Agent for Lender Parties.

10.57 Amended and Restated Agreement for Wholesale Financing, dated as of October 29, 1999 by and among IBM Credit Corporation, as Lender, MTS Holding Company, MicroAge Computer Centers, Inc., MicroAge Technology Services, L.L.C., Pinacor, Inc., collectively as customers and MicroAge, Inc. as Parent

10.57.1 Acknowledgment, Waiver and Amendment No.1 dated January 30, 2000 to Amended and Restated Agreement for Wholesale Financing dated as of October 29, 1999 by and among IBM Credit Corporation, as Lender, MTS Holding Company, MicroAge Computer Centers, Inc., MicroAge Technology Services, L.L.C., Pinacor, Inc., collectively as customers and MicroAge, Inc. as Parent

10.58 COMPAQ Computer Corporation Dealer Agreement, dated April 1, 1984, by and between COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-14333)

10.59 COMPAQ Computer Corporation Central Purchase Agreement, dated November 21, 1983, by and between COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-14333)

10.60 Amendment, dated June 15, 1992, to the COMPAQ Computer Corporation Central Purchase Agreement dated November 21, 1983 by and between
          COMPAQ Computer Corporation and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

10.61 Apple Authorized Dealer Sales Agreement, dated as of April 1, 1989, by and between Apple Computer, Inc. and MicroAge Computer Stores, Inc. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1989)

10.61.1 Amendment, dated April 1, 1989, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to
          Exhibit 10.4.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

10.61.2 Letter Agreement, dated September 30, 1992, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

10.61.3 Letter Agreement, dated February 28, 1994, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.24.3 to the Annual Report on Form 10- K for the fiscal year ended October 30, 1994)

10.61.4 Letter Agreement, dated June 23, 1994, to the Apple Authorized Dealer Sales Agreement dated as of April 1, 1989 by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.24.4 to the Annual Report on Form 10- K for the fiscal year ended October 30, 1994)

10.62 Authorized Apple Wholesaler U.S. Sales Agreement, dated April 2, 1998, by and between Apple Computer, Inc. and MicroAge Computer Centers, Inc. (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the fiscal year ended November 1, 1998)

10.63 U.S. First Tier Reseller Agreement, dated as of March 1, 1997, by and between Hewlett- Packard Company and MicroAge, Inc. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended November 2, 1997)

10.64 Form of Franchise Agreement, effective December 8, 1993, by and between MicroAge, Inc. and its franchisees (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.64.1 Rider to Franchise Agreement, effective December 1993, by and between MicroAge, Inc. and its existing franchisees (Incorporated by reference to Exhibit 10.26.1 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

10.64.2 Rider to Franchise Agreement, effective December 1993, by and between MicroAge, Inc. and its new franchisees (Incorporated by reference to Exhibit 10.26.2 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

10.65 Form of Franchise Agreement by and between MicroAge, Inc. and its franchisees effective as to franchise agreements executed after March 1997 (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended November 2, 1997)

10.66 Form of Purchasing Agreement, effective January 1997, by and between MicroAge, Inc. and its Independent Computer Dealers (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended November 2, 1997)

10.67 Form of Purchase Agreement, effective January 1997, by and between MicroAge, Inc. and its resellers (Incorporated by reference to Exhibit
          10.38 to the Annual Report on Form 10-K for fiscal year ended November 3, 1996)

10.68 Triple Net Industrial Lease, dated as of December 21, 1993, by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.69 Triple Net Industrial Lease, dated July 28, 1993, by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.69.1 Amendment No. One, dated December 21, 1993, to Triple Net Industrial Lease dated July 28, 1993 by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1994)

10.70 Lease Amendment, dated September 9, 1994, to Triple Net Industrial Leases dated July 16, 1985, July 28, 1993, and December 21, 1993 by and between Catellus Development Corporation and MicroAge Computer Centers, Inc. (Incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

10.71 Lease Agreement, dated November 18, 1994, by and between Duke Realty Limited partnership and Kenco Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 1995)

10.71.1 Assignment and Assumption of Lease Agreement, dated July 18, 1994, to Lease dated November 18, 1994 by and between Duke Realty Limited partnership and Kenco Group, Inc. (Incorporated by reference to Exhibit 10.2.1 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 1995)

10.72 Industrial Lease, dated August 28, 1996, by and between MICC Venture and MicroRetailing Inc., d/b/a Inter PC and d/b/a Micro Age (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the fiscal year ended November 2, 1997)

11        EPS Calculation

21        List of Subsidiaries of MicroAge, Inc.

23        Consent of Independent Accountants

27        Financial Data Schedule

99.1      Private   Securities   Litigation  Reform  Act  of  1995  Safe  Harbor
          Compliance Statement for Forward-Looking  Statements

99.2 Company and ESOT Rights Agreement, dated as of April 27, 1990, by and between MicroAge, Inc., The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Trust and Citizens and Southern Trust Company (Georgia), N.A., solely as Trustee of the ESOT and not in its individual capacity (Incorporated by reference to Exhibit 28.4 to the Current Report on Form 8-K dated May 7, 1990)

99.3 Trust Agreement, dated December 30, 1994, by and between MicroAge, Inc. and First Interstate Bank of Arizona, N.A., as Trustee on behalf of The MicroAge, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust (Incorporated by reference to Exhibit 99.8 to the Annual Report on Form 10-K for the fiscal year ended October 30, 1994)

----------
(1) Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.