Form 10-Q
period 2000-01-30
MICROAGE INC /DE/
filed 2000-03-21
CIK 814249

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

     |X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934,

     For the quarterly period ended January 30, 2000 or

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       Commission file number 0-15995

                                 MICROAGE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           86-0321346
   (State of incorporation)                              (I. R. S. Employer
                                                         Identification No.)
    2400 South MicroAge Way

          Tempe, AZ                                         85282-1896
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (480) 366-2000

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes |_| x No |_|

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at March 20, 2000 was 21,727,813.

                                      INDEX

                                 MICROAGE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

          Consolidated balance sheets -- January 30, 2000 and October 31, 1999.

          Consolidated statements of operations -- Quarters ended January 30, 2000 and January 31, 1999.

          Consolidated statements of cash flows -- Quarters ended January 30, 2000 and January 31, 1999.

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
                        (in thousands, except share data)

                                     Assets


                                                                               January 30,            October 31,
                                                                                  2000                   1999
                                                                             ---------------        ---------------
 Current assets:
      Cash and cash equivalents                                                    $ 31,818               $ 67,656
      Accounts and notes receivable, net of
         allowance of $37,929 and $29,680 respectively                              394,214                220,386
      Inventory                                                                     245,240                336,653
      Other                                                                          24,826                 27,150
                                                                             ---------------        ---------------
          Total current assets                                                      696,098                651,845

 Property and equipment, net                                                         95,589                102,175
 Intangible assets, net                                                              12,359                 12,693
 Other                                                                               24,848                 19,930
                                                                             ---------------        ---------------
          Total assets                                                           $  828,894              $ 786,643
                                                                             ===============        ===============

                                        Liabilities and Stockholders' Equity

 Current liabilities:
      Accounts payable                                                            $ 598,066              $ 549,394
      Accrued liabilities                                                            34,927                 33,065
      Current portion of long-term obligations                                        2,768                  2,497
      Other                                                                           5,962                  7,558
                                                                             ---------------        ---------------
          Total current liabilities                                                 641,723                592,514

 Line of credit                                                                      87,089                 45,000
 Long-term obligations                                                                3,233                  4,080
 Other long-term liabilities                                                         12,229                 12,155

 Stockholders' equity:
      Preferred stock, par value $1.00 per share;
          Shares authorized:  5,000,000
          Issued and outstanding:  none                                                   -                      -
      Common stock, par value $.01 per share;
          Shares authorized:  40,000,000
          Issued:   January 30, 2000      -     21,030,245
                    October 31, 1999      -     20,838,211                              210                    208
      Additional paid-in capital                                                    220,611                220,522
      Retained deficit                                                             (136,194)               (87,829)
      Treasury stock, at cost;
          Shares:   January 30, 2000      -            412
                    October 31, 1999      -            412                               (7)                    (7)
                                                                             ---------------        ---------------
          Total stockholders' equity                                                 84,620                132,894
                                                                             ---------------        ---------------
          Total liabilities and stockholders' equity                             $  828,894              $ 786,643
                                                                             ===============        ===============

The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)


                                                                                                 Quarter ended

                                                                                       ----------------------------------
                                                                                        January 30,         January 31,
                                                                                            2000                1999
                                                                                       --------------      --------------
     Revenue                                                                             $ 1,112,881          $1,444,841

     Cost of sales                                                                         1,063,315           1,343,071
                                                                                       --------------      --------------

     Gross profit                                                                             49,566             101,770

     Operating and other expenses
      Operating expenses                                                                      73,814              89,287
      Restructuring and other one-time charges                                                10,113                   -
                                                                                       --------------      --------------

        Total                                                                                 83,927              89,287
                                                                                       --------------      --------------

     Operating income (loss)                                                                 (34,361)             12,483

     Other expenses - net                                                                     13,985               7,248
                                                                                       --------------      --------------

     Income (loss) before income taxes                                                       (48,346)              5,235

     Income tax provision (benefit)                                                                -               3,169
                                                                                       --------------      --------------

     Net income (loss)                                                                     $ (48,346)            $ 2,066
                                                                                       ==============      ==============

     Net income (loss) per common and common equivalent share:

           Basic                                                                             $ (2.31)             $ 0.10
                                                                                       ==============      ==============

           Diluted                                                                           $ (2.31)             $ 0.10
                                                                                       ==============      ==============

     Weighted average common and common equivalent shares outstanding:

           Basic                                                                              20,907              20,344
                                                                                       ==============      ==============

           Diluted                                                                            20,907              21,034
                                                                                       ==============      ==============

The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)


                                                                                               Quarter ended

                                                                                      ---------------------------------
                                                                                       January 30,        January 31,
                                                                                          2000               1999
                                                                                      --------------     --------------
    Cash flows from operating activities:
      Net income (loss)                                                                   $ (30,253)           $ 2,067
      Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
           Depreciation and amortization                                                     11,242             11,396
           Provision for losses on accounts and notes receivable                              2,766              3,028
           Restructuring and other one-time charges                                           3,675                  -
           Changes in assets and liabilities, net of business acquisitions:
              Accounts and notes receivable                                                (194,687)           230,554
              Inventory                                                                      91,413            (19,128)
              Other current assets                                                            2,324                947
              Other assets                                                                   (5,518)           (12,769)
              Accounts payable                                                                1,297           (242,818)
              Accrued liabilities                                                             1,862              1,598
              Other liabilities                                                              (1,539)               883
                                                                                      --------------     --------------
         Net cash used in operating activities                                             (117,418)           (24,243)

    Cash flows from investing activities:

      Purchases of property and equipment                                                    (3,297)           (18,134)
                                                                                      --------------     --------------
         Net cash used in investing activities                                               (3,297)           (18,134)

    Cash flows from financing activities:

      Net activity in overdraft facility                                                     43,698             42,989
      Proceeds from issuance of stock-stock option
        and employee stock purchase plans                                                         -                577
      Net borrowings under line of credit                                                    42,089                  -
      Principal payments on debt                                                               (910)            (1,246)
                                                                                      --------------     --------------

         Net cash provided by (used in) financing activities                                 84,877               (669)
                                                                                      --------------     --------------
    Net decrease in cash and cash equivalents                                               (35,838)               (57)

    Cash and cash equivalents at beginning of period                                         67,656             41,894
                                                                                      --------------     --------------
    Cash and cash equivalents at end of period                                             $ 31,818           $ 41,837
                                                                                      ==============     ==============

The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Operating results for the 13 weeks ended January 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares consist of stock options and warrants using the treasury stock method. The effect of stock options and warrants is not included at January 30, 2000 as it would be anti-dilutive. The weighted average common and common equivalent shares consist of the following:

                                                                    Fiscal years ended
                                                           --------------- -- ---------------
                                                            January 30,        January 31,
                                                                2000               1999
                                                           ---------------    ---------------
                                                           (in thousands)
   Weighted average common shares                                  20,907            20,344
   Dilutive effect of stock options and warrants                        -               690
                                                           ---------------     --------------

   Weighted average common and common
     equivalent shares outstanding                                 20,907            21,034
                                                          ===============    ==============

NOTE B - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                                         Quarters ended
                                                 -----------------------------
                                                  January 30,    January 31,
                                                     2000            1999
                                                 --------------  -------------

       Interest income                                 ($ 209)        ($ 884)
       Interest expense                                 1,172            823
       Credit facility interest expense                 6,462             -
       Expenses from sale of
         accounts receivable                                -          2,683
       Amortization expense                               933          2,367
       Flooring expense (1)                             5,105          2,379

       Other                                              522           (120)
                                                 --------------  -------------
                                                     $ 13,985         $7,248
                                                 ==============  =============

         1) Flooring expense represents amounts paid to finance companies that provide credit lines to certain reseller customers of the Company.

NOTE C - RECENT DEVELOPMENTS

The Company experienced a greater than anticipated slowdown in revenue in its first fiscal quarter due to lack of customer demand primarily related to Year 2000 concerns and to increased competitive pressures during the Company's major distribution competitors' year ends. Due to the lower revenue levels, it became apparent that the Company would not meet the covenants in its primary financing facilities (the "Facilities") for the first fiscal quarter. As a result, the Company negotiated modifications to the Facilities. In order to grant the modifications, one of the Company's lenders changed the terms under which the Company borrows, effectively reducing the Company's capacity to borrow under that agreement. At the time of the modifications, the Company estimated that operating results would be sufficient to comply with the modified covenants.

During the second fiscal quarter, the Company has sought to improve its cash flows by aggressively reducing inventory and accounts receivable. However, the Company has not attained forecasted sales levels during the second fiscal quarter, primarily because of the Company's inability to obtain sufficient product supply from its vendors. Many vendors have limited the Company's ability to purchase product from them. This has resulted in lower collateral levels under the Facilities, which further reduces the Company's borrowing capacity. As a result of these developments, the Company anticipates that it will be unable to comply with the current financial covenants in the Facilities for the second fiscal quarter. The Company is engaged in discussions with its lenders and vendors in order to improve its liquidity position and to increase the flow of product from the vendors. The Company has also requested modifications to the Inventory Facility. Although the Company believes that the best interests of its lenders, vendors, and the Company would be served through a modified Inventory Facility and increased product flow from its vendors, there can be no assurance that the lenders or vendors will ultimately agree, that the Inventory Facility will be modified, or that product flow will increase. In the meantime, the Company continues to take steps to conserve and manage cash flow.

NOTE D - RESTRUCTURING AND OTHER ONE-TIME CHARGES

In response to lower revenue levels and gross margins, the Company has continued during the first quarter and the beginning of the second quarter to take actions to increase gross margins and decrease operating expenses. These actions include price increases, the elimination of several hundred positions at Pinacor and MTS and the closure of branch locations.

In connection with these developments, during the quarter ended January 30, 2000, the Company recorded $10 million of restructuring and other one-time charges ($6 million, or 29 cents per share, after taxes). All actions related to this restructuring were implemented as of January 30, 2000. The restructuring and other one-time charges included $1 million in employee termination benefits (primarily severance pay) and $9 million for facility closure costs. The facility closure costs include lease expense on closed facilities, net of anticipated sub-lease income, and losses on disposals of fixed assets at closed facilities.

The charges associated with employee termination benefits consist primarily of severance pay for approximately 190 associates. The reductions were completed by January 30, 2000 and occurred in both Pinacor and in MTS.

Included in accounts payable in the accompanying balance sheet is an accrual of $6 million for restructuring and other one-time charges from prior quarters which have not yet been paid. The accrual primarily relates to lease expense for remaining terms on previously closed facilities, net of anticipated sub-lease income.

As the Company continues to reduce its cost structure, additional restructuring charges will be recognized in future quarters for severance and facility closure costs.

NOTE E - FINANCING ARRANGEMENTS

On October 28, 1999, the Company entered into two new financing facilities (the "Facilities"). The Facilities, as amended, provide for borrowings of up to $520 million and include a $300 million revolving credit facility (the "Credit Facility") and a $220 million inventory financing facility (the "Inventory Facility"); the Company also has an additional $20 inventory financing facility with another lender. The Credit Facility includes a $145 million sublimit for the issuance of letters of credit.

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

Borrowings under the Facilities are limited based on borrowing base formulas that consider eligible inventories, eligible accounts receivable and letters of credit. Borrowings are also subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition.

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

Payments for products purchased under the Inventory Facility vary depending upon the product supplier, but generally are due 30 days from the date of the advance. No interest or finance charges are payable on the Inventory Facility if payments are made when due. The Company has the ability under the Inventory Facility to extend payments 30 days beyond the initial due date with a financing fee of LIBOR plus 3.75%. This ability is limited by minimum collateral restrictions. The Inventory Facility has a termination date of October 18, 2002.

During the first quarter of fiscal year 2000 it became apparent that the Company would not meet its minimum EBITDA and maximum debt to EBITDA covenants for the quarter ending January 30, 2000 and for each of the remaining periods in fiscal 2000. As a result, the Company renegotiated these covenants, as well as related financial ratio covenants. See NOTE C - RECENT DEVELOPMENTS above for additional information about the Company's status with its lenders.

NOTE F - SEGMENT REPORTING

The Company operates primarily in two industry segments: the wholesale distribution of computer equipment through Pinacor and technology infrastructure services through MTS. The Company operates primarily in the United States, and therefore has only one reportable geographic segment.

The  following  table  presents  certain  segment   financial   information  (in
thousands):

                                                                       Quarter ended January 30, 2000
                                                    ---------------------------------------------------------------------
                                                        Pinacor             MTS              Other            Total
                                                    ----------------  ---------------   ---------------  ----------------
 Net revenue from external customers                      $ 748,606        $ 354,046         $  10,229       $ 1,112,881
 Intersegment revenue                                       124,302                -             3,321           127,623
                                                    ----------------  ---------------   ---------------  ----------------
 Total revenue                                            $ 872,908        $ 354,046         $  13,550       $ 1,240,504
 Loss before taxes (1)                                    $ (25,958)       $ (17,832)        $   (245)       $   (44,035)

                                                                       Quarter ended January 31, 1999
                                                    ---------------------------------------------------------------------
                                                        Pinacor             MTS              Other            Total
                                                    ----------------  ---------------   ---------------  ----------------
 Net revenue from external customers                    $   987,323        $ 447,626          $  9,892       $ 1,444,841
 Intersegment revenue                                       317,096                -                 -           317,096
                                                    ----------------  ---------------   ---------------  ----------------
 Total revenue                                          $ 1,304,419        $ 447,626          $  9,892       $ 1,761,937
 Income (loss) before taxes                             $    16,908        $  (6,470)         $    550       $    10,988


Reconciliation                                                                Fiscal years ended
                                                                      ---------------------------------
                                                                        January 30,       January 31,
                                                                           2000              1999
                                                                      ---------------   ---------------
 Revenue
      Total revenue for segments                                         $ 1,240,504       $ 1,761,937
      Elimination of intersegment revenue                                   (127,623)         (317,096)
                                                                      ===============   ===============
          Total consolidated revenue                                     $ 1,112,881       $ 1,444,841
                                                                      ===============   ===============

 Income (loss) before taxes
      Total from segments                                                $  (44,035)       $    10,988
      Unallocated amounts                                                    (4,311)            (5,753)
                                                                      ===============   ===============
          Total consolidated income (loss) before taxes                  $  (48,346)       $     5.235
                                                                      ===============   ===============

(1) Includes an allocated portion of restructuring and other one-time charges for the fiscal quarter ended January 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements contained in this Item may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of revenue and net income and issues that may affect revenue or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: intense competition; narrow margins; the capital intensive nature of the Company's business; the availability of working capital financing; dependence on supplier incentive funds; potential changes in vendor terms and conditions; product supply and dependence on key vendors; potential changes in customer demand; potential fluctuations in quarterly results; risks of declines in inventory values; dependence on information systems; dependence on independent shipping companies; rapid technological change; and possible volatility of stock price. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The Company operates primarily through two businesses - a distribution business operated through a wholly-owned subsidiary, Pinacor, Inc. ("Pinacor"), and an integration business, MicroAge Technology Services, L.L.C. ("MTS").

Recent Developments

Liquidity Issues. The Company's ability to continue to finance its business is contingent upon improving cash flows through reductions in inventory and accounts receivable, attaining forecasted sales levels, reducing operating costs, and complying with financial covenants in its credit facilities.

The Company experienced a greater than anticipated slowdown in revenue in its first fiscal quarter due to lack of customer demand primarily related to Year 2000 concerns and to increased competitive pressures during the Company's major distribution competitors' year ends. Due to the lower revenue levels, it became apparent that the Company would not meet the covenants in its primary financing facilities (the "Facilities") for the first fiscal quarter. As a result, the Company negotiated modifications to the Facilities. In order to grant the modifications, one of the Company's lenders changed the terms under which the Company borrows, effectively reducing the Company's capacity to borrow under that agreement. As discussed in greater detail in "Liquidity and Capital Resources" below, the Facilities consist of a $300 million Credit Facility and a $220 million Inventory Financing Facility. At the time of the modifications, the Company estimated that operating results would be sufficient to comply with the modified covenants.

During the second fiscal quarter, the Company has sought to improve its cash flows by aggressively reducing inventory and accounts receivable; the Company also expects to further reduced operating expenses during the second fiscal quarter. However, the Company has not attained forecasted sales levels during the second fiscal quarter, primarily because of the Company's inability to obtain sufficient product supply from its vendors. Many vendors have limited the Company's ability to purchase product from them. This has resulted in lower collateral levels under the Facilities, which further reduces the Company's borrowing capacity. As a result of these developments, the Company anticipates that it will be unable to comply with the current financial covenants in the Facilities for the second fiscal quarter. The Company is engaged in discussions with its lenders and vendors in order to improve its liquidity position and to increase the flow of product from the vendors. The Company has also requested modifications to the Inventory Facility. Although the Company believes that the best interests of its lenders, vendors, and the Company would be served through a modified Inventory Facility and increased product flow from its vendors, there can be no assurance that the lenders or vendors will ultimately agree, that the Inventory Facility will be modified, or that product flow will increase. In the meantime, the Company continues to take steps to conserve and manage cash flow.

Responses to Current Issues

In response to lower revenue levels and gross margins, the Company has continued during the first quarter and the beginning of the second quarter to take actions to increase gross margins and decrease operating expenses. These actions include price increases, the elimination of several hundred positions at Pinacor and MTS, and the closure of branch locations.

In connection with these developments, during the quarter ended January 30, 2000, the Company recorded $10 million of restructuring and other one-time charges ($6 million, or 29 cents per share, after taxes). All actions related to this restructuring were implemented as of January 30, 2000. The restructuring and other one-time charges included $1 million in employee termination benefits (primarily severance pay) and $9 million for facility closure costs. The facility closure costs include lease expense on closed facilities, net of anticipated sub-lease income, and losses on disposals of fixed assets at closed facilities.

The charges associated with employee termination benefits consist primarily of severance pay for approximately 190 associates. The reductions were completed by January 30, 2000 and occurred in both Pinacor and in MTS.

Included in accounts payable in the accompanying balance sheet is an accrual of $6 million for restructuring and other one-time charges from prior quarters which have not yet been paid. The accrual primarily relates to lease expense for remaining terms on previously closed facilities, net of anticipated sub-lease income.

As the Company continues to reduce its cost structure, additional restructuring charges will be recognized in future quarters for severance and facility closure costs.

Results of Operations

                               Jan. 30,  Oct. 31,  Aug. 1,  May 2,  Jan. 31,
                                 2000      1999     1999     1999     1999
                               --------  --------  -------  ------  --------

Revenue (in thousands)          100.0%    100.0%   100.0%   100.0%   100.0%
Cost of sales (1)                95.5      93.8     93.5     94.4     93.0
                                -----     -----    -----    -----    -----
Gross profit (1)                  4.5       6.2      6.5      5.6      7.0
Operating and other expenses
  Operating expenses (1)          6.6       5.9      5.9      5.8      6.2
  Restructuring and other
    one-time charges (2)          0.9       2.8      0.3      9.2      0.0
                                -----     -----    -----    -----    -----
Operating income (loss)          (3.0)     (2.5)     0.3     (9.4)     0.9

Other expenses - net (1)          1.3       0.6      0.6      0.6      0.5
                                -----     -----    -----    -----    -----
Income (loss) before income tax  (4.3)     (3.1)    (0.3)   (10.0)     0.4

Income tax provision (benefit)     --      (0.4)    (0.1)    (1.1)     0.2
                                -----     -----    -----    -----    -----
Net income (loss)                (4.3)%    (2.7)%   (0.2)%   (8.9)%    0.1%
                                =====     =====    =====    =====    =====


Total Revenue. Total revenue of $1.1 billion decreased $332 million, or 23%, for the quarter ended January 30, 2000 as compared to the quarter ended January 31, 1999. This revenue decrease included a $430 million, or 33%, decrease in Pinacor (distribution business) revenue and a $105 million, or 22%, decrease in MTS (integration business) revenue. These decreases were partially offset by lower eliminations of intercompany revenue.

The decreases in revenue in the quarter ended January 30, 2000 compared to the quarter ended January 31, 1999 are primarily due to reduced demand due to Year 2000 concerns, changes in Pinacor's sourcing relationship with Compaq Computer Corporation (see "Changes in Supplier Terms and Conditions" below), and to a focus within MTS to reduce unprofitable product revenue. The Company's revenue levels in the early part of its second fiscal quarter are lower than the first fiscal quarter levels due to the issues described above in "Recent Developments
- Liquidity Issues." Unless the product supply issues are resolved, the Company expects total revenue for its second fiscal quarter to be lower than first quarter levels.

Gross Profit Percentage. The Company's gross profit percentage was 4.5% for the quarter ended January 30, 2000 and 7.0% for the quarter ended January 30, 1999.

The decrease in the Company's gross profit percentage in the quarter ended January 30, 2000 as compared to the quarter ended January 31, 1999 is primarily due to lower product margins in both Pinacor and MTS and to lower service margins in MTS. Gross margins on sales to reseller customers decreased due to increased competitive pressures. In addition, changes in supplier terms and conditions impacted both Pinacor and MTS margins. Supplier incentive funds were lower as a percentage of total revenue and, due to reductions in price protection and return privileges, product costs were higher in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. MTS service margins were impacted by lower than anticipated revenue, which resulted in lower utilization of service personnel.

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

Operating Expenses. Operating expenses totaled $74 million for the quarter ended January 30, 2000, compared to $89 million for the quarter ended January 31, 1999. The decrease in dollars is due to actions taken by the Company to reduce operating expenses. See "Recent Developments - "Responses to Current Issues" above for a discussion of recent actions taken.

Other Expenses - Net. Other expenses - net increased to $14.0 million for the quarter ended January 30, 2000 from $7.2 million for the quarter ended January 31, 1999. The increase in other expenses was primarily due to an increase in financing costs.

Financing costs increased due to increased average borrowings as a result of changes in the Company's major suppliers' policies. During fiscal 1999 certain major suppliers changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes increased the Company's working capital requirements and financing costs. These increases were offset by a decrease in amortization expense due to the write-down of impaired goodwill during the second quarter of fiscal 1999.

Income Tax Provision. During the quarter ended January 30, 2000, the Company recorded a valuation allowance of approximately $18 million to reduce the Company's total net deferred tax assets to their estimated net realizable value. Realization of the Company's remaining net deferred tax assets of $47 million is dependent on generating sufficient taxable income prior to their expiration and utilization of available carryback provisions. The net deferred tax assets at January 30, 2000 are considered realizable; however, they could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. As a result of the valuation allowance booked during the first quarter of fiscal 2000, the Company recorded no net tax benefit on its pre-tax loss for the quarter, compared to a provision equal to 60.5% of income before tax for the quarter ended January 31, 1999.

Liquidity and Capital Resources

On October 28, 1999, the Company entered into two new financing facilities (the "Facilities"). The Facilities, as amended, provide for borrowings of up to $520 million and include a $300 million revolving credit facility (the "Credit Facility") and $220 million in inventory financing facility (the "Inventory Facility"); the Company also has an additional $20 million inventory financing facility with another lender. The Credit Facility includes a $145 million sublimit for the issuance of letters of credit.

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

Borrowings under the Facilities are limited based on borrowing base formulas that consider eligible inventories, eligible accounts receivable and letters of credit. Borrowings are also subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition.

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

Payments for products purchased under the Inventory Facility vary depending upon the product supplier, but generally are due 30 days from the date of the advance. No interest or finance charges are payable on the Inventory Facility if payments are made when due. The Company has the ability under the Inventory Facility to extend payments 30 days beyond the initial due date with a financing fee of LIBOR plus 3.75%. This ability is limited by minimum collateral restrictions. The Inventory Facility has a termination date of October 18, 2002.

During the first quarter of fiscal year 2000 it became apparent that the Company would not meet its minimum EBITDA and maximum debt to EBITDA covenants for the quarter ending January 30, 2000 and for each of the remaining periods in fiscal 2000. As a result, the Company renegotiated these covenants, as well as related financial ratio covenants. See "Recent Developments - Liquidity Issues" above regarding the Company's request for modifications to the Inventory Facility and for additional information about the Company's liquidity position.

Cash used in operating activities was $117 million in the quarter ended January 30, 2000 as compared to $24 million used by operating activities in the quarter ended January 31, 1999. The change was primarily due to a net loss of $48 million and an increase in cash used in accounts receivable offset by cash provided by inventory and a decrease in cash used by a change in accounts payable. During the quarter ended January 30, 2000, cash used by accounts receivable was $177 million, compared to a $230 million provided by accounts receivable in the quarter ended January 31, 1999. The change was primarily due to a reduction in the amount of receivables sold to a finance company in the first fiscal quarter of 2000. The amount of sold receivables decreased from $255 million at October 31, 1999 to zero at January 30, 2000. The change in inventory provided $91 million in cash in the first quarter of fiscal 2000 compared to $19 million used in the first quarter of fiscal 1999. The change in inventory was primarily due to the Company's efforts to decrease inventory levels in response to lower sales volume and borrowing capability. Changes in accounts payable provided cash of $1 million in the quarter ended January 30, 2000 compared to cash used of $243 million for the quarter ended January 31, 1999. Cash used in the first quarter of fiscal 1999 was primarily due to changes in supplier credit terms.

Cash used in investing activities decreased from $18 million in the first quarter of fiscal 1999 to $3 million in the first quarter of fiscal 2000 primarily due to a decrease in purchases of property and equipment as a result of reduced capital expenditure initiatives to facilitate cash flow.

Cash provided by financing activities was $85 million in the first quarter of fiscal 2000 compared $42 million in the first quarter of fiscal 1999. The change was primarily due to borrowings under the Company's line of credit.

Changes in Supplier Terms and Conditions

The key suppliers of the Company provide various incentives for promoting and marketing their product offerings. A large portion of the incentives is passed on to the Company's customers. However, a portion of the incentives positively impact the Company's income.

Beginning in fiscal 1998, the major manufacturers announced and/or instituted changes in their sales incentive programs and inventory management programs. Pursuant to these changes, the major manufacturers have (i) reduced the amount of product that the Company is allowed to return, (ii) reduced the amount of price protection coverage offered to the Company and (iii) changed incentives to programs based on sales of the manufacturers' products, rather than on purchases of the products from the manufacturers.

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

During the quarter ended August 1, 1999, the Company announced a change in the Pinacor product sourcing relationship with Compaq. In October 1999, the Company began sourcing certain Compaq products from other Compaq distributors instead of sourcing directly from Compaq. Compaq has indicated that Pinacor remains an authorized distributor and reseller and will be able to distribute the full range of Compaq products. In addition, Pinacor will continue to order some products directly from Compaq. During the quarter ended January 30, 2000, Compaq sales decreased approximately $106 million, or 55%, when compared to the quarter ended October 31, 1999. In addition to the declines in Compaq revenue, the Company believes that sales of other suppliers' products have decreased as customers that purchase Compaq products from other sources move purchases of other products to those sources. In response to the Compaq change as well as other changes in product sales, Pinacor has taken and will continue to take actions to reduce operating expenses to partially offset the impact of the revenue decline. See "Recent Developments - Response to Current Issues" above.

Potential Fluctuations in Quarterly Results

The Company's operating results may vary significantly from quarter to quarter depending on certain factors, including, but not limited to, demand for the Company's information technology products and services, availability of working capital and product financing, the amount of supplier incentive funds received by the Company, the results of acquired businesses, product availability, competitive conditions, new product introductions, changes in customer order patterns, changes in supplier terms and conditions and general economic conditions. In particular, the Company's operating results are sensitive to changes in the mix of product and service revenues, product margins, inventory adjustments, and interest rates. Although the Company attempts to control its expense levels, these levels are based, in part, on anticipated revenues. Therefore, the Company may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, quarterly period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, although the Company's financial performance has not exhibited significant seasonality in the past, the Company and the computer industry in general tend to follow a sales pattern with peaks occurring near the end of the calendar year, due primarily to special supplier promotions and year-end business purchases. However, sales for the quarter ended January 31, 2000 were negatively impacted due to Year 2000 concerns.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1 Agreement and General Release, dated February 15, 2000, between MicroAge, Inc. and James R. Daniel.

10.2 Agreement and General Release, dated February 15, 2000, between Pinacor, Inc., and James G. Manton.

10.3 Second Amendment to the MicroAge, Inc. Retirement Savings Plan, dated as of March 15, 2000.

10.4 Second Amendment to the MicroAge, Inc. Executive Supplemental Savings Plan, dated as of March 15, 2000.

10.5 Letter agreement, dated March 12, 1999, regarding extension of Authorized Apple Wholesaler U.S. Sales Agreement, from Apple Computer, Inc. to Pinacor, Inc.

10.6 Amendment to Authorized Apple Wholesaler U.S. Sales Agreement, dated May 17, 1999, between Pinacor, Inc. and Apple Computer, Inc.

10.7 Letter agreement, dated June 25, 1999, regarding Revised Authorization Requirements Applicable to Build-To-Order Business Systems Products under Compaq Computer Corporation United States Reseller Agreement dated June 1, 1995, from Compaq Computer Corporation to MicroAge Computer Centers, Inc.

10.8 Compaq Computer Corporation Channel Program Authorization Requirements, dated September 1, 1999, between Compaq Computer Corporation and MicroAge Computer Centers, Inc.

10.9 Distributor Agreement, dated September 14, 1999, between Compaq Latin America Corporation and Pinacor, Inc.

10.10 U.S. Agreement for Authorized Distributor, dated March 25, 1999, between Pinacor, Inc. and Hewlett-Packard Company.

10.11 Software Installation Agreement, dated November 1, 1999, between Pinacor, Inc. and Hewlett-Packard Company.

10.12 IBM Business Partner Agreement, Authorized Assembler Attachment, undated, between Pinacor, Inc. and International Business Machines Corporation.

10.13 IBM Business Partner Agreement,  Co-Location Attachment, dated January 12,
      1999,   between  Pinacor,   Inc.  and   International   Business  Machines
      Corporation.

10.14 Amendment to IBM Business Partner Agreement, Co-Location Attachment, dated May 25, 1999, between Pinacor, Inc. and International Business Machines Corporation.

10.15 IBM Business Partner Agreement,  Distributor Profile,  dated September 10,
      1999,   between  Pinacor,   Inc.  and   International   Business  Machines
      Corporation.

10.16 IBM Digital Manufacturing Solutions (DMS), Project Change Authorization, dated May 24, 1999, between Pinacor, Inc. and International Business Machines Corporation.

10.17 IBM    Business    Partner    Agreement     Printing    Systems    Company
      Reseller/Distributor Profile, dated September 27, 1999, between Pinacor, Inc. and International Business Machines Corporation.

27  Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the quarter ended January 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICROAGE, INC.

                                          (Registrant)

Date:    March 20, 2000             By:   /s/ Jeffrey D. McKeever
                                          -----------------------
                                          Jeffrey D. McKeever
                                          Chairman of the Board and
                                          Chief Executive Officer

Date:    March 20, 2000             By:   /s/ Raymond L. Storck
                                          ---------------------
                                          Raymond L. Storck
                                          Vice President, Controller,
                                          Chief Financial Officer and Treasurer