Form 10-Q
period 2000-04-30
MICROAGE INC /DE/
filed 2000-06-28
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

     |X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934,

     For the quarterly period ended April 30, 2000 or

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission file number 0-15995

                                 MICROAGE, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                               86-0321346
      (State of incorporation)                   (I.R.S. Employer
                                                Identification No.)


        1330 W. Southern Ave.
             Tempe, AZ                                  85282-4545
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (480) 366-2000

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No |_|

The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at June 26, 2000 was 21,727,813.

                                      INDEX

                                 MICROAGE, INC.

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Consolidated balance sheets -- April 30, 2000 and October 31, 1999.

                 Consolidated statements of operations -- Quarters and 26 weeks ended April 30, 2000 and May 2, 1999.

                 Consolidated statements of cash flows -- Quarters and 26 weeks ended April 30, 2000 and May 2, 1999.

                 Notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 MICROAGE, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                     ASSETS

                                                                            April 30,          October 31,
                                                                              2000                1999
                                                                         --------------      --------------
 Current assets:
      Cash and cash equivalents                                             $  28,705           $  67,656
      Accounts and notes receivable, net of
         allowance of $34,837 and $29,680 respectively                        273,274             286,636
      Inventory                                                                86,217             336,653
      Other                                                                    21,231              27,150
                                                                         --------------      --------------
         Total current assets                                                 409,427             718,095

 Property and equipment, net                                                   84,106             102,175
 Intangible assets, net                                                        12,285              12,693
 Other                                                                         16,426              19,930
                                                                         --------------      --------------
         Total assets                                                       $ 522,244           $ 852,893
                                                                         ==============      ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
      Accounts payable                                                      $  66,400           $ 619,724
      Accrued liabilities                                                      13,815              28,985
      Current portion of long-term obligations                                  2,682               2,497
      Other                                                                    10,879               7,558
                                                                         --------------      --------------
         Total current liabilities                                             93,776             658,764

 Line of credit                                                               145,818              45,000
 Long-term obligations                                                          3,065               4,080
 Other long-term liabilities                                                        -              12,155

 Estimated liabilities subject to Chapter 11 proceedings                      289,723                   -

 Stockholders' equity:
      Preferred stock, par value $1.00 per share;
         Shares authorized:  5,000,000
         Issued and outstanding:  none                                              -                   -
      Common stock, par value $.01 per share;
         Shares authorized:  40,000,000
         Issued:   April 30, 2000       -   21,727,401
                   October 31, 1999     -   20,838,211                            217                 208
      Additional paid-in capital                                              222,763             220,522
      Retained deficit                                                       (233,111)            (87,829)
      Treasury stock, at cost;
         Shares:   April 30, 2000       -          412
                   October 31, 1999     -          412                             (7)                 (7)
                                                                         --------------      --------------
         Total stockholders' equity (deficit)                                 (10,138)            132,894
                                                                         --------------      --------------
         Total liabilities and stockholders' equity (deficit)               $ 522,244           $ 852,893
                                                                         ==============      ==============

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)



                                                           Quarter ended                       26 weeks ended
                                                  -------------------------------   -------------------------------
                                                    April 30,          May 2,         April 30,          May 2,
                                                      2000              1999             2000             1999
                                                  -------------    --------------   --------------   --------------
     Revenue                                       $   658,740      $ 1,656,541      $ 1,771,621      $ 3,101,382

     Cost of sales                                     637,740        1,569,903        1,701,055        2,912,974
                                                   -----------      -----------      -----------      -----------

     Gross profit                                       21,000           86,638           70,566          188,408

     Operating and other expenses
      Operating expenses                                65,805          106,025          139,619          195,312
      Restructuring and other one-time charges           4,039          134,159           14,152          134,159
                                                   -----------      -----------      -----------      -----------

        Total                                           69,844          240,184          153,771          329,471
                                                   -----------      -----------      -----------      -----------

     Operating loss                                    (48,844)        (153,546)         (83,205)        (141,063)

     Other expenses - net                               14,783           12,260           28,768           19,508
     Reorganization expense                              1,471               --            1,471               --
                                                   -----------      -----------      -----------      -----------

     Loss before extraordinary item and taxes          (65,098)        (165,806)        (113,444)        (160,571)

     Income tax provision (benefit)                     22,165          (18,465)          22,165          (15,296)
                                                   -----------      -----------      -----------      -----------

     Loss before extraordinary item                    (87,263)        (147,341)        (135,609)        (145,275)

     Extraordinary loss - write off of
       capitalized financing fees                        9,608               --            9,608               --
                                                   -----------      -----------      -----------      -----------

     Net loss                                      $   (96,871)     $  (147,341)     $  (145,217)     $  (145,275)
                                                   ===========      ===========      ===========      ===========

     Net loss per common and
       common equivalent share:

           Loss before extraordinary item          $     (4.04)     $     (7.19)     $     (6.40)     $     (7.12)
           Extraordinary loss                            (0.45)              --            (0.45)              --
                                                   -----------      -----------      -----------      -----------

           Basic                                   $     (4.49)     $     (7.19)     $     (6.85)     $     (7.12)
                                                   ===========      ===========      ===========      ===========

           Diluted                                 $     (4.49)     $     (7.19)     $     (6.85)     $     (7.12)
                                                   ===========      ===========      ===========      ===========

     Weighted average common and common
       equivalent shares outstanding:

           Basic                                        21,577           20,481           21,207           20,412
                                                   ===========      ===========      ===========      ===========

           Diluted                                      21,577           20,481           21,207           20,412
                                                   ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                                                   26 weeks ended
                                                                                          ---------------------------------
                                                                                            April 30,           May 2,
                                                                                              2000               1999
                                                                                          --------------    ---------------
    Cash flows from operating activities:

      Net loss                                                                              $ (145,217)        $ (145,275)
      Adjustments to reconcile net loss to
         net cash provided by operating activities:
           Depreciation and amortization                                                        22,407             23,741
           Loss on disposal of property and equipment                                              152                  -
           Provision for losses on accounts and notes receivable                                 7,285             12,304
           Provision for realizable value of deferred tax assets                                21,973                  -
           Restructuring and other one-time charges                                              3,675            130,917
           Extraordinary loss on write-off of capitalized financing fees                         9,608                  -
           Changes in assets and liabilities, net of business acquisitions:
              Accounts and notes receivable                                                      6,077            228,706
              Inventory                                                                        250,436             36,905
              Other current assets                                                             (18,524)               871
              Other assets                                                                      (5,017)           (10,711)
              Accounts payable                                                                (280,837)          (235,391)
              Accrued liabilities                                                               (8,326)            (2,841)
              Other liabilities                                                                  2,920             (1,820)
                                                                                         --------------    ---------------
         Net cash provided by (used in) operating activities                                  (133,388)            37,406

    Cash flows from investing activities:

      Purchases of property and equipment                                                       (5,407)           (29,211)
      Purchases of businesses, net of cash acquired                                                  -             (5,500)
                                                                                         --------------    ---------------
         Net cash used in investing activities                                                  (5,407)           (34,711)

    Cash flows from financing activities:
      Proceeds from issuance of stock - stock option and
         employee stock purchase plans                                                             565              2,411
      Net borrowings under line of credit                                                      100,818             12,600
      Principal payments on debt                                                                (1,539)            (2,272)
                                                                                         --------------    ---------------

         Net cash provided by financing activities                                              99,844             12,739
                                                                                         --------------    ---------------

    Net increase (decrease) in cash and cash equivalents                                       (38,951)            15,434

    Cash and cash equivalents at beginning of period                                            67,656             41,894
                                                                                         --------------    ---------------
    Cash and cash equivalents at end of period                                              $   28,705         $   57,328
                                                                                         ==============    ===============


   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Operating results for the 26 weeks ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares consist of stock options and warrants using the treasury stock method. The effect of stock options and warrants is not included at April 30, 2000 as it would be anti-dilutive. The weighted average common and common equivalent shares in thousands consist of the following:

                                                               Quarters ended                 26 weeks ended
                                                        -----------------------------  -----------------------------

                                                          April 30,        May 2,       April 30,        May 2,
                                                            2000            1999           2000           1999
                                                        --------------  -------------  -------------  --------------

      Weighted average common shares                       21,577          20,481         21,207         20,412
      Dilutive effect of stock options and warrants           ---             ---            ---            ---
                                                        --------------  -------------  -------------  --------------

      Weighted average common and common
          equivalent shares outstanding                    21,577          20,481         21,207         20,412
                                                        ==============  =============  =============  ==============

NOTE B - REORGANIZATION UNDER CHAPTER 11

On April 13, 2000, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona, (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is currently operating as a debtor-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

Subject to certain exceptions under the Bankruptcy Code, the Company's filing for reorganization automatically enjoined the continuation of any judicial or administrative proceedings against the

Company. Any creditor actions to obtain possession of property from the Company or to create, perfect or enforce any lien against the property of the Company are also enjoined. As a result, the creditors of the Company are precluded from collecting pre-petition debts without the approval of the Bankruptcy Court.

The Company has the exclusive right for 120 days after the Chapter 11 filing on April 13, 2000 to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended at the discretion of the Bankruptcy Court, but only on showing of good cause. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e. 50 percent of the number and 66-2/3 percent of the dollar amount) of each class of creditors and equity holders whose claims are impaired by the plan. At this time, the Company cannot predict when or whether a plan of reorganization will be filed with the Bankruptcy Court, or whether any such plan will be approved. Due to the large number of unsecured claims, the value of the Company's common stock is highly speculative.

Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees, insurance costs and payments to governmental agencies.

Parties to executory contracts may, under certain circumstances, file motions with the Bankruptcy Court to require the Company to assume or reject such contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases). Unless otherwise agreed, the assumption of a contract will require the Company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Chapter 11 filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach.

The Bankruptcy Court will establish a last date for the filing of proofs of claim under the Bankruptcy Code and the Company's creditors will submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the Company's creditors. Significant litigation may be required to resolve any such disputes.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, there are uncertainties relating to the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effects of any plan of reorganization.

The Consolidated Balance Sheet as of April 30, 2000 includes amounts for wholly-owned subsidiaries which did not file for protection under Chapter 11 of the Bankruptcy Code. Results of operations for non-filing entities are not material to the consolidated financial statements taken as a whole. A condensed balance sheet for these subsidiaries is as follows:

                                                            April 30,
                                                               2000
                                                          ---------------
                                                           (in thousands)

   Cash                                                          $ 9,345
   Receivables, net                                                5,193
   Property and equipment, net                                     6,941
   Other assets                                                    1,448
   Intercompany receivable                                         3,818
                                                          ---------------
    Total assets                                                 $26,745
                                                          ===============

   Accounts payable and accrued liabilities                      $ 4,190
   Other current liabilities                                       3,652
   Intercompany payable                                            7,440
   Equity                                                         11,463
                                                          ---------------
   Total liabilities and equity                                  $26,745
                                                          ===============


NOTE C - ESTIMATED LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS

Under Chapter 11, certain claims against the Company in existence prior to the filing of petitions for relief under the Code are stayed while the Company continues business operations as a debtor-in-possession. These pre-petition liabilities are expected to be settled as part of the plan of reorganization and are classified as "Estimated liabilities subject to Chapter 11 proceedings".

Estimated liabilities subject to Chapter 11 proceedings as of April 30, 2000 consisted of the following:

                                                              April 30,
                                                                 2000
                                                          ---------------
                                                           (in thousands)

   Accounts payable                                             $271,060
   Accrued liabilities                                             6,844
   Other current liabilities                                         138
   Other long-term liabilities                                    11,681
                                                          ---------------

   Total                                                        $289,723
                                                          ===============

The balances included above consists of unsecured obligations that have not been affirmed by the Company through the Bankruptcy Court.

Reorganization expense is comprised of $1,471,000 in professional fees that were incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code.

During the third quarter of the current fiscal year, as part of the reorganization, the Company has disavowed a significant number of operating leases. Future liability for these leases requires affirmation by the Bankruptcy Court.

NOTE D - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                                               Quarters ended               26 weeks ended
                                                        -----------------------------  --------------------------

                                                          April 30,        May 2,       April 30,       May 2,
                                                            2000            1999           2000          1999
                                                        --------------  -------------  -------------  -----------

              Interest income                               ($   180)     ($   785)      ($   389)    ($ 1,669)
              Interest expense                                 4,548           992          5,720        1,815
              Credit facility interest expense                 4,422             -         10,884            -
              Expenses from sale of
                accounts receivable                                -         4,140              -        6,823
              Amortization expense                               857         2,842          1,791        5,209
              Flooring expense (1)                             2,567         3,539          7,672        5,919
              Other                                            2,569         1,532          3,090        1,411
                                                        ------------  ------------  -------------  -----------
                                                             $14,783       $12,260        $28,768      $19,508
                                                        ============  ============  =============  ===========

         1) Flooring expense represents amounts paid to finance companies that provide credit lines to certain reseller customers of the Company.

NOTE E - RESTRUCTURING AND OTHER ONE-TIME CHARGES

In response to lower revenue levels and gross margins, the Company has continued during the second quarter and the beginning of the third quarter to take actions to decrease operating expenses. These actions include the elimination of several hundred positions at Pinacor and MicroAge Technology Services (MTS), the closure of warehouse facilities and the closure of branch locations.

In connection with these developments, during the quarter ended April 30, 2000, the Company recorded $4.0 million of restructuring and other one-time charges. All actions related to this restructuring were implemented as of April 30, 2000. The restructuring and other one-time charges included $3.6 million in employee termination benefits (primarily severance pay) and $0.4 million for facility closure costs. The facility closure costs include property and real estate taxes on closed facilities.

The charges associated with employee termination benefits consist primarily of severance pay for approximately 716 associates. The reductions were completed by April 30, 2000 and occurred in both Pinacor and MTS.

During the quarter ended May 2, 1999, the Company recorded $134 million of restructuring and other one-time charges ($124 million, or $6.07 per share, after taxes). The restructuring and other one-time charges included: a $123 million write-down of impaired goodwill, $8 million for the write-down to net realizable value of software and equipment no longer utilized by the Company due to the implementation of a new branch automation system; $2 million in employee termination benefits; and $1 million for one-time contract termination and business closure costs.

The goodwill written off during the quarter ended May 2, 1999 resulted from businesses acquired primarily in fiscal 1997 and fiscal 1998. Competitive increases in the industry as well as operating losses caused the Company to reassess the recoverability of its long-lived assets. The fair value of the assets, determined through a discounted cash flow analysis as well as other market analyses, was compared to the carrying amount of the asset. The difference was recorded as a charge to earnings in the second quarter.

Included in estimated liabilities subject to Chapter 11 proceedings in the accompanying balance sheet is an accrual of $13.3 million for restructuring and other one-time charges from prior quarters which have not yet been paid. The accrual primarily relates to lease expense for remaining terms on previously closed facilities, net of anticipated sub-lease income.

As the Company continues to reduce its cost structure, additional restructuring charges will be recognized in future quarters for severance and facility closure costs.

NOTE F - FINANCING ARRANGEMENTS

On October 28, 1999, the Company entered into two new financing facilities (the "Facilities"). The Facilities, as amended, provided for borrowings of up to $520 million and included a $300 million revolving credit facility and a $220 million inventory financing facility; the Company also had a $20 million inventory financing facility with another lender.

On April 13, 2000, the Company entered into a new Debtor-in-Possession Credit Agreement (the "DIP Agreement"). The DIP Agreement provides for borrowings of up to $210 million. Proceeds from the DIP Agreement were used to pay in full the outstanding balance on the Credit Facility discussed above. The Company also has a $25 million inventory financing facility (the "Inventory Facility") and a $30 million pre-petition secured obligation (the "Secured Obligation") with another lender.

Borrowings under the DIP Agreement are secured by substantially all of the Company's assets, subject to other liens permitted under the DIP Agreement. The DIP Agreement contains certain restrictive covenants, including capital expenditure limitations, a minimum interest coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) amount.

Borrowings under the DIP Agreement are limited based on borrowing base formulas that consider eligible inventories and eligible accounts receivable. Borrowings are also subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition.

Interest rates on the DIP Agreement are based on the agent's base rate plus a specified margin or LIBOR plus a specified margin. The current margins are 2.0% for base rate advances and 3.0% for LIBOR advances. The DIP Agreement also includes letter of credit and unused line fees. The DIP Agreement has a termination date of October 13, 2001. The total balance outstanding at April 30, 2000 is $146 million.

Payments for products purchased under the Inventory Facility are due 30 days from the date of the advance. No interest or finance charges are payable on the Inventory Facility if payments are made when due. The amount outstanding under this facility, which was $21 million at April 30, 2000, is limited by minimum collateral restrictions. In addition to the Inventory Facility, the Company has a pre-petition Secured Obligation with the same lender. The amount outstanding under the Secured Obligation is $30 million and the interest rate is LIBOR plus 3.75%. The Inventory Facility and the Secured Obligation terminate on October 13, 2001 and are secured by a first priority lien on certain inventory and real property of the Company and a blanket second lien on other assets of the Company.

NOTE G - EXTRAORDINARY ITEM

During the quarter ended April 30, 2000, the Company expensed $9.6 million of previously capitalized financing fees due to the termination of financing facilities under which the fees were paid. Included in other assets at April 30, 2000 is $4.9 million in capitalized fees associated with the Debtor-in-Possession Credit Agreement discussed above in "Financing Arrangements".

NOTE H - INCOME TAX PROVISION

During the quarter ended April 30, 2000, the Company established a full valuation allowance by recording reserves of $22 million against previously recorded deferred tax assets. These reserves were established based on the Company's filing for protection under Chapter 11 of the Bankruptcy Code and may be adjusted as the Company develops a plan for reorganization.

NOTE I - SEGMENT REPORTING

The Company operates primarily in two industry segments: the wholesale distribution of computer equipment through Pinacor and technology infrastructure services through MTS. The Company operates primarily in the United States, and therefore has only one reportable geographic segment.

The following table presents certain segment financial information (in thousands):

                                                                        Quarter ended April 30, 2000
                                                    ---------------------------------------------------------------------
                                                        Pinacor             MTS              Other            Total
                                                    ----------------  ---------------   ---------------  ----------------

 Net revenue from external customers                    $   347,910        $ 298,226         $  12,604        $  658,740
 Intersegment revenue                                       105,756                -             3,660           109,416
                                                    ----------------  ---------------   ---------------  ----------------
 Total revenue                                          $   453,666        $ 298,226         $  16,264        $  768,156

 Loss before taxes and extraordinary item (1)           $   (36,572)       $ (21,416)         $   (784)        $ (58,772)


                                                                          Quarter ended May 2, 1999
                                                    ---------------------------------------------------------------------
                                                        Pinacor             MTS              Other            Total
                                                    ----------------  ---------------   ---------------  ----------------

 Net revenue from external customers                    $ 1,175,107        $ 470,752         $  10,682       $ 1,656,541
 Intersegment revenue                                       325,178                -               703           325,881
                                                    ----------------  ---------------   ---------------  ----------------
 Total revenue                                          $ 1,500,285        $ 470,752         $  11,385       $ 1,982,422

 Loss before taxes and extraordinary item (1)           $   (29,587)       $(125,054)        $  (2,912)       $ (157,553)

Reconciliation                                                                 Quarter ended
                                                                      ---------------------------------
                                                                         April 30,          May 2,
                                                                           2000              1999
                                                                      ---------------   ---------------
 Revenue
      Total revenue for segments                                          $  768,156       $ 1,982,422
      Elimination of intersegment revenue                                   (109,416)         (325,881)
                                                                      ---------------------------------
          Total consolidated revenue                                      $  658,740       $ 1,656,541
                                                                      ===============   ===============

 Loss before taxes
      Total from segments                                                 $ (58,772)       $  (157,553)
      Unallocated amounts                                                    (6,326)            (8,253)
                                                                      ---------------   ---------------
          Total consolidated loss before taxes and extraordinary
            item                                                          $ (65,098)       $  (165,806)
                                                                      ===============   ===============


                                                                        26 weeks ended April 30, 2000
                                                    ---------------------------------------------------------------------
                                                        Pinacor             MTS              Other            Total
                                                    ----------------  ---------------   ---------------  ----------------

 Net revenue from external customers                    $ 1,096,516        $ 652,272         $  22,833       $ 1,771,621
 Intersegment revenue                                       230,058                -             6,981           237,039
                                                    ----------------  ---------------   ---------------  ----------------
 Total revenue                                          $ 1,326,574        $ 652,272         $  29,814       $ 2,008,660

 Loss before taxes and extraordinary item (1)           $   (62,530)       $ (39,248)        $  (1,029)      $  (102,807)


                                                                         26 weeks ended May 2, 1999
                                                    ---------------------------------------------------------------------
                                                        Pinacor             MTS              Other            Total
                                                    ----------------  ---------------   ---------------  ----------------

 Net revenue from external customers                    $ 2,162,430        $ 918,378         $  20,574       $ 3,101,382
 Intersegment revenue                                       642,274                -               703           642,977
                                                    ----------------  ---------------   ---------------  ----------------
 Total revenue                                          $ 2,804,704        $ 918,378         $  21,277       $ 3,744,359

 Loss before taxes and extraordinary item (1)           $   (12,679)       $(131,524)        $  (2,362)      $  (146,565)

Reconciliation                                                                 26 weeks ended
                                                                      ---------------------------------
                                                                         April 30,          May 2,
                                                                           2000              1999
                                                                      ---------------   ---------------
 Revenue
      Total revenue for segments                                         $ 2,008,660       $ 3,744,359
      Elimination of intersegment revenue                                   (237,039)         (642,977)
                                                                      ---------------------------------
          Total consolidated revenue                                     $ 1,771,621       $ 3,101,382
                                                                      ===============   ===============

 Loss before taxes
      Total from segments                                                $  (102,807)      $  (146,565)
      Unallocated amounts                                                    (10,637)          (14,006)
                                                                      ---------------   ---------------
         Total consolidated loss before tax and extraordinary item       $  (113,444)      $  (160,571)
                                                                      ===============   ===============

(1) Includes an allocated portion of restructuring and other one-time charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Item may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of revenue and net income and issues that may affect revenue or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: the Company's ability to finance product procurement; intense competition; narrow margins; dependence on supplier incentive funds; product supply and dependence on key vendors; potential fluctuations in quarterly results; risks of declines in inventory values; the capital intensive nature of the Company's business; dependence on information systems; dependence on independent shipping companies; rapid technological change; and the Company's status as a debtor-in-possession under the Bankruptcy Code. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company has two primary businesses - Pinacor, a distribution business operated through a wholly-owned subsidiary and MicroAge Technology Services ("MTS") an integration business.

RECENT DEVELOPMENTS

Reorganization. On April 13, 2000, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona, (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is currently operating as a debtor-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, there are uncertainties relating to the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effects of any plan of reorganization.

Since the voluntary filing on April 13, 2000, significant bankruptcy related events include (i) Bankruptcy Court entering a final order approving the DIP Agreement on May 24, 2000 (see "Liquidity and Capital Resources" below), (ii) Bankruptcy Court approval of a series of motions providing for the rejection of real estate leases no longer necessary to the operation of the Company's businesses, (iii) Bankruptcy Court approval of the retention and severance plan offered to employees by the Company and (iv) Bankruptcy Court approval for the sale of certain miscellaneous equipment no longer necessary to the Company's operations.

Liquidity Issues. The Company's ability to continue to finance its business is contingent upon improving cash flows through reductions in inventory and accounts receivable, attaining forecasted sales levels, reducing operating costs, and complying with financial covenants in its credit facilities.

During the first 26 weeks of the current fiscal year, the Company has experienced a greater than anticipated slowdown in revenue due to a combination of low customer demand in the first 13 weeks due to Year 2000 concerns and to an inability to obtain a sufficient supply of product during the second quarter of the current fiscal year.

As discussed in greater detail in "Liquidity and Capital Resources" below, on April 13, 2000, the Company entered into a new Debtor-in-Possession Credit Agreement (the "DIP Agreement"). The DIP Agreement provides for borrowings of up to $210 million.

RESPONSES TO CURRENT ISSUES

In response to lower revenue levels and gross margins, the Company has continued to take actions to decrease operating expenses. These actions include the elimination of several hundred positions at Pinacor and MTS, the closure of warehouse facilities and the closure of branch locations.

Subsequent to the end of the Company's second quarter, Pinacor revenue has continued to decline due to product supply issues. Pinacor has begun streamlining its operations to become a smaller and more focused distributor.

In connection with these developments, during the quarter ended January 30, 2000, the Company recorded $4.0 million of restructuring and other one-time charges. All actions related to this restructuring were implemented as of April 30, 2000. The restructuring and other one-time charges included $3.6 million in employee termination benefits (primarily severance pay) and $0.4 million for facility closure costs. The facility closure costs include property and real estate taxes on closed facilities.

The charges associated with employee termination benefits consist primarily of severance pay for approximately 716 associates. The reductions were completed by April 30, 2000 and occurred in both Pinacor and in MTS.

Included in accounts payable in the accompanying balance sheet is an accrual of $13.3 million for restructuring and other one-time charges from prior quarters which have not yet been paid. The accrual primarily relates to lease expense for remaining terms on previously closed facilities, net of anticipated sub-lease income.

As the Company continues to reduce its cost structure, additional restructuring charges will be recognized in future quarters for severance and facility closure costs.

RESULTS OF OPERATIONS

         The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                                                   Quarter ended
                                  ---------------------------------------------------------------------------------
                                    Apr 30,         Jan. 30,        Oct 31,          Aug 1,          May 2,
                                     2000             2000            1999             1999           1999
                                  ------------     ------------    -----------      -----------    -----------
  Revenue                               100.0  %         100.0  %       100.0 %          100.0  %       100.0  %
  Cost of sales                          96.8             95.5           93.8             93.5           94.8
                                  ------------     ------------    -----------     ------------    -----------
  Gross profit                            3.2              4.5            6.2              6.5            5.2
  Operating and other expenses
     Operating expenses                  10.0              6.6            5.9              5.9            6.4
     Restructuring and other one-
       time charges                       0.6              0.9            2.8              0.3            8.1
                                  ------------     ------------    -----------     ------------    -----------
  Operating income (loss)                (7.4 )           (3.0 )         (2.5 )            0.3           (9.3 )

  Other expenses - net                    2.2              1.3            0.6              0.6            0.7
  Reorganization expense                  0.2              ---            ---              ---            ---
                                  ------------     ------------    -----------     ------------    -----------
  Loss before income taxes               (9.8 )           (4.3 )         (3.1 )           (0.3 )        (10.0 )

  Income tax provision (benefit)          3.4              ---           (0.4 )           (0.1 )         (1.1 )
                                  ------------     ------------    -----------     ------------    -----------
  Loss before extraordinary item        (13.2 )           (4.3 )         (2.7 )           (0.2 )         (8.9 )

  Extraordinary loss                      1.5              ---            ---              ---            ---
                                  ------------     ------------    -----------     ------------    -----------

  Net income (loss)                     (14.7 )%          (4.3 )%        (2.7 )%          (0.2 )%        (8.9 )%
                                  ============     ============    ===========     ============    ===========


TOTAL REVENUE. Total revenue of $659 million decreased $998 million, or 60%, for the quarter ended April 30, 2000 as compared to the quarter ended May 2, 1999. This revenue decrease included a $827 million, or 70%, decrease in Pinacor revenue and a $173 million, or 37%, decrease in MTS revenue. The remaining change in consolidated revenue was due to a decrease in the elimination of intercompany revenue. Total revenue for the 26 weeks ended April 30, 2000 of $1.8 billion decreased $1.3 billion, or 42%, as compared to the 26 weeks ended May 2, 1999.

The revenue decreases were due to several factors. As described in Changes in Supplier Terms and Conditions, a change in Pinacor's sourcing relationship with Compaq reduced Pinacor revenue compared to the prior year. In addition, the company experienced a greater than anticipated reduction in demand in the first fiscal quarter due to Year 2000 concerns. Revenue in both Pinacor and MTS declined as customers reduced product purchases and service projects during this period. Revenue continued to decline during the Company's second fiscal quarter due to an inability to obtain a sufficient supply of product to meet customer demand. During this period, the Company was unable to borrow sufficient amounts from its lender or obtain adequate amounts of credit from vendors to finance purchases of product.

Subsequent to the end of the Company's second quarter, Pinacor revenue has continued to decline due to product supply issues. Pinacor has begun streamlining its operations to become a smaller and more focused distributor.

GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 3.2% for the quarter ended April 30, 2000 and 5.2% for the quarter ended May 2, 1999. The gross profit percentage was 4.0% for the 26 weeks ended April 30, 2000 and 6.1% for the 26 weeks ended May 2, 1999.

The decrease in the Company's gross profit percentage in fiscal 2000 as compared to fiscal 1999 is primarily due to lower product margins in both Pinacor and MTS. Gross margins on sales to reseller customers decreased due to increased competitive pressures. In addition, changes in supplier terms and conditions impacted both Pinacor and MTS margins. Supplier incentive funds were lower as a percentage of total revenue, and due to reductions in price protection and return privileges, product costs were higher in fiscal 2000 compared to fiscal 1999. The Company's margins on service revenue in fiscal 2000 have declined from fiscal 1999 levels primarily due to lower utilization of service personnel.

Future gross profit percentages may be affected by market pressures, the introduction of new Company initiatives, changes in revenue mix, changes in supplier incentive funds, changes in suppliers' terms and conditions, supplier pricing actions, and other competitive and economic pressures. See "Potential Fluctuations in Operating Results" below for information regarding industry trends that may affect future gross profit percentages.

OPERATING EXPENSES. Operating expenses totaled $66 million for the quarter ended April 30, 2000, compared to $106 million for the quarter ended May 2, 1999. Operating expenses also decreased from $195 million for the 26 weeks ended May 2, 1999 to $140 million for the 26 weeks ended April 30, 2000. The decrease is due to actions taken by the Company to reduce operating expenses. See "Responses to Current Issues" above for a discussion of actions taken.

OTHER EXPENSES - NET. Other expenses - net increased to $14.8 million for the quarter ended April 30, 2000 from $12.3 million for the quarter ended May 2, 1999. Other expenses- net increased to $28.8 million for the 26 weeks ended April 30, 2000 from $19.5 million for the 26 weeks ended May 2, 1999. The increase in other expenses was primarily due to an increase in financing costs.

Financing costs increased due to increased average borrowings as a result of changes in the Company's major suppliers' policies. During the first quarter of fiscal 1999 certain major suppliers changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes increased the Company's working capital requirements and financing costs. The increase in financing costs were partially offset by a decrease in amortization expense due to the write-down of impaired goodwill during the second quarter of fiscal 1999.

INCOME TAX PROVISION. During the quarter ended April 30, 2000, the Company established a full valuation allowance by recording reserves of $22 million against previously recorded deferred tax assets. These reserves were established based on the Company's filing for protection under Chapter 11 of the Bankruptcy Code and may be adjusted as the Company develops a plan for reorganization.

EXTRAORDINARY LOSS. During the quarter ended April 30, 2000 the Company expensed $9.6 million of previously capitalized financing fees due to the termination of financing facilities associated with these fees.

CHANGES IN SUPPLIER TERMS AND CONDITIONS

The key suppliers of the Company provide various incentives for promoting and marketing their product offerings. A large portion of the incentives is passed on to the Company's customers. However, a portion of the incentives positively impact the Company's income.

Beginning in May 1998, the major manufacturers announced and/or instituted changes in their sales incentive programs and inventory management programs. Pursuant to these changes, the major manufacturers have (i) reduced the amount of product that the Company is allowed to return, (ii) reduced the amount of price protection coverage offered to the Company, and (iii) reduced the amount of incentives based on sales of the manufacturers' products.

In addition, several of the Company's major suppliers have changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes have increased the Company's working capital requirements and financing costs. Further changes in incentives or other terms and conditions could have a further material adverse effect on the Company's operating results.

During the quarter ended August 1, 1999, the Company announced a change in the Pinacor product sourcing relationship with Compaq. In October 1999, Pinacor began sourcing certain Compaq products from other Compaq distributors instead of sourcing directly from Compaq. Compaq has indicated that Pinacor remains an authorized distributor and reseller and will be able to distribute the full range of Compaq products. In addition, Pinacor will continue to order some products directly from Compaq. During the quarter ended April 30, 2000, Compaq sales decreased approximately $307 million, or 84%, when compared to the quarter ended May 2, 1999. In addition to the declines in Compaq revenue, the Company believes that sales of other suppliers' products have decreased as customers that purchase Compaq products from other sources moved purchases of other products to those sources.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

The Company's operating results may vary significantly from quarter to quarter depending on certain factors, including, but not limited to, demand for the Company's information technology products and services, the impact of the Company's Chapter 11 filing, the amount of supplier incentive funds received by the Company, product availability, competitive conditions, new product introductions, changes in customer order patterns, changes in supplier terms and conditions, and general economic conditions. In particular, the Company's operating results are sensitive to changes in the mix of product and service revenues, product margins, inventory adjustments and interest rates. Although the Company attempts to control its expense levels, these levels are based, in part, on anticipated revenues. Therefore, the Company may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, quarterly period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, although the Company's financial performance has not exhibited significant seasonality in the past, the Company and the computer industry in general tend to follow a sales pattern with peaks occurring near the end of the calendar year, due primarily to special supplier promotions and year-end business purchases.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth and cash needs to date primarily through working capital financing facilities, bank credit lines, common stock offerings and cash generated from operations. The primary uses of cash have been to fund working capital requirements.

The Company has taken actions to reduce operating costs, including reductions in headcount and the closure of certain warehouse facilities and the elimination of branch facilities (see "Responses to Current Issues" above). The Company will continue to implement cost cutting measures, including additional reductions in headcount and the closure of additional facilities. The Company has positive net working capital, exclusive of estimated liabilities subject to Chapter 11 review, of $316 million at April 30, 2000. The Company's continuing liquidity is contingent upon improving cash flows through reductions in inventory and accounts receivable, attaining forecasted sales levels, reducing operating costs, and meeting financial covenants in the Debtor-in-Possession Credit Agreement (the "DIP Agreement" - see Note F to the Company's consolidated financial statements).

Cash used in operating activities was $133 million in the 26 weeks ended April 30, 2000 as compared to $37 million provided by operating activities in the 26 weeks ended May 2, 1999. The cash used in operating activities for the 26 weeks ended April 30, 2000 was due to cash losses from operations and to a decrease in accounts payable partially offset by a decrease in inventory. The decrease in inventory was due to a decrease in business volume as well as a decrease in the amount of inventory the Company is able to finance due to its current financial situation.

Cash used in investing activities decreased from $35 million in the first 26 weeks of fiscal 1999 to $5 million in the first 26 weeks of fiscal 2000 primarily due to a decrease in purchases of property and equipment.

Cash provided by financing activities was $100 million in the first 26 weeks of fiscal 2000 compared to $13 million in the first 26 weeks of fiscal 1999. The change was primarily due to increased borrowings under the Company's line of credit.

On October 28, 1999, the Company entered into two new financing facilities (the "Facilities"). The Facilities, as amended, provided for borrowings of up to $520 million and included a $300 million revolving credit facility and a $220 million inventory financing facility; the Company also had a $20 million inventory financing facility with another lender.

On April 13, 2000, the Company entered into a new Debtor-in-Possession Credit Agreement (the "DIP Agreement"). The DIP Agreement provides for borrowings of up to $210 million. Proceeds from the DIP Agreement were used to pay in full the outstanding balance on the Credit Facility discussed above. The Company also has a $25 million inventory financing facility (the "Inventory Facility") and a $30 million pre-petition secured obligation (the "Secured Obligation") with another lender.

Borrowings under the DIP Agreement are secured by substantially all of the Company's assets, subject to other liens permitted under the DIP Agreement. The DIP Agreement contains certain restrictive covenants, including capital expenditure limitations, a minimum interest coverage ratio, and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) amount.

Borrowings under the DIP Agreement are limited based on borrowing base formulas that consider eligible inventories and eligible accounts receivable. Borrowings are also subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition.

Interest rates on the DIP Agreement are based on the agent's base rate plus a specified margin or LIBOR plus a specified margin. The current margins are 2.0% for base rate advances and 3.0% for LIBOR advances. The DIP Agreement also includes letter of credit and unused line fees. The DIP Agreement has a termination date of October 13, 2001.

Payments for products purchased under the Inventory Facility are due 30 days from the date of the advance. No interest or finance charges are payable on the Inventory Facility if payments are made when due. The amount outstanding under this facility, which was $21 million at April 30, 2000, is limited by minimum collateral restrictions. In addition to the Inventory Facility, the Company has a pre-petition Secured Obligation with the same lender. The amount outstanding under the Secured Obligation is $30 million and the interest rate is LIBOR plus 3.75%. The Inventory Facility and the Secured Obligation terminate on October 13, 2001 and are secured by a first priority lien on certain inventory and real property of the Company and a blanket second lien on other assets of the Company.

INFLATION

The Company believes that inflation has generally not had a material impact on its operations.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)       The Annual Meeting of Stockholders was held on March 28,
                    2000.

          (b)(1) The following individuals were elected to the Board of Directors as Class II Directors for three-year terms expiring at the Company's Annual Meeting in 2003: Jeffrey D. McKeever and Steven G. Mihaylo.

          (c) The matters submitted for vote at the Annual Meeting were as follows:

          (c)(1) Election of Class II Directors for three-year terms expiring at the Company's Annual Meeting in 2003. See Item 4(b)(1) above. The shares were voted as follows:

                            NOMINEE                             NUMBER OF SHARES

                    Jeffrey D. McKeever       For                 17,506,403
                                              Withheld             1,349,557
                                              Abstentions                -0-
                                              Broker Non-votes

                    Steven G. Mihaylo         For                 17,506,442
                                              Withheld             1,349,518
                                              Abstentions                -0-
                                              Broker Non-votes



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  10.1 1995 MicroAge, Inc. Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Lynda M. Applegate, dated November 1, 1999.

                  10.2 1995 MicroAge, Inc. Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Cyrus F. Freidheim, Jr., dated November 1, 1999.

                  10.3 1995 MicroAge, Inc. Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Roy A. Herberger, Jr., dated November 1, 1999.

                  10.4 1995 MicroAge, Inc. Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and William
                           H. Mallender, dated November 1, 1999.

                  10.5 1995 MicroAge, Inc. Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Steven G. Mihaylo, dated November 1, 1999.

                  10.6 1995 MicroAge, Inc. Director Incentive Plan Stock Option Agreement between MicroAge, Inc. and Dianne C. Walker, dated November 1, 1999.

                  10.7 Amended and Restated MicroAge, Inc. Retirement Savings Plan, dated as of November 2, 1998.

                  10.8 First Amendment to Amended and Restated MicroAge, Inc. Retirement Savings Plan, dated as of December 2, 1999.

                  10.9 First Amendment to the MicroAge, Inc. Executive Supplemental Savings Plan, dated January 31, 1997.

                  10.10 Pinacor Retirement Savings Plan, dated as of November 2, 1998.

                  10.11 First Amendment to the Pinacor Retirement Savings Plan, dated as of December 2, 1999.

                  10.12 Amendment to the Pinacor Retirement Savings Plan, dated as of March 15, 2000.

                  10.13 Debtor-in-Possession Credit Agreement, dated as of April 13, 2000, by and among MicroAge Technology Services, L.L.C. and Pinacor, Inc., as Borrowers, MicroAge, Inc., as Parent Guarantor, the Lender Parties thereto, and Citibank, N.A., as Collateral Agent and Administrative Agent for the Lender Parties.

                  10.14 Agreement for Inventory Financing, dated as of April 13, 2000, by and among IBM Credit Corporation, MTS Holding Company, MicroAge Computer Centers, Inc., MicroAge Technology Services, L.L.C., Pinacor, Inc., collectively as Customer, and MicroAge, Inc., as Parent.

                  10.15 Amendment No. 1 to Agreement for Inventory Financing, dated as of April 13, 2000, by and among IBM Credit Corporation, MTS Holding Company, MicroAge Computer Centers, Inc., MicroAge Technology Services, L.L.C., Pinacor, Inc., collectively as Customer, and MicroAge, Inc., as Parent.

         (b) The Company did not file any reports on Form 8-K during the quarter ended April 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICROAGE, INC.
                                       (Registrant)



Date:    June 28, 2000        By:      /s/ Jeffrey D. McKeever
                                       --------------------------------
                                       Jeffrey D. McKeever
                                       Chairman of the Board and
                                       Chief Executive Officer


Date:    June 28, 2000        By:      /s/ Ray L. Storck
                                       --------------------------------
                                       Ray L. Storck
                                       Vice President, Chief Financial Officer,
                                       Controller and Treasurer