Form 10-Q
period 2000-07-30
MICROAGE INC /DE/
filed 2000-09-21
CIK 814249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q
    (Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

     For the quarterly period ended JULY 30, 2000 or

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

                                 Yes |X|  No |_|


     The number of shares of the registrant's Common Stock (par value $.01 per share) outstanding at September 13, 2000 was 21,727,813.

                                      INDEX

                                  MICROAGE, INC.

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated balance sheets -- July 30, 2000 and October 31, 1999.

              Consolidated statements of operations -- Quarters and 39 weeks ended July 30, 2000 and August 1, 1999.

              Consolidated statements of cash flows -- 39 weeks ended July 30, 2000 and August 1, 1999.

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
                        (in thousands, except share data)

                                     ASSETS

                                                                          July 30,           October 31,
                                                                            2000                1999
                                                                       --------------       -------------
 Current assets:
      Cash and cash equivalents                                             $ 36,819            $ 67,656
      Accounts and notes receivable, net of
         allowance of $35,511 and $31,777 respectively                       211,915             292,732
      Inventory                                                               50,967             336,653
      Other                                                                   28,919              27,150
                                                                       --------------       -------------
         Total current assets                                                328,620             724,191

 Property and equipment, net                                                  76,027             102,175
 Intangible assets, net                                                            -              12,693
 Other                                                                         8,801              19,930
                                                                       --------------       -------------
         Total assets                                                      $ 413,448           $ 858,989
                                                                       ==============       =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
      Accounts payable                                                      $ 30,752           $ 621,774
      Accrued liabilities                                                     24,458              33,031
      Current portion of long-term obligations                                     -               2,497
      Other                                                                    7,823               7,558
      Line of credit                                                          86,174                   -
                                                                       --------------       -------------
         Total current liabilities                                           149,207             664,860

 Line of credit                                                                    -              45,000
 Long-term obligations                                                             -               4,080
 Other long-term liabilities                                                       -              12,155

 Estimated liabilities subject to Chapter 11 proceedings                     347,179                   -

 Stockholders' equity (deficit):
      Preferred stock, par value $1.00 per share;
         Shares authorized:  5,000,000
         Issued and outstanding:  none                                             -                   -
      Common stock, par value $.01 per share;
         Shares authorized:  40,000,000
         Issued:  July 30, 2000        -   21,727,813
                  October 31, 1999     -   20,838,211                            217                 208
      Additional paid-in capital                                             222,773             220,522
      Retained deficit                                                      (305,921)            (87,829)
      Treasury stock, at cost;
         Shares:  July 30, 2000        -          412
                  October 31, 1999     -          412                             (7)                 (7)
                                                                       --------------       -------------
         Total stockholders' equity (deficit)                                (82,938)            132,894
                                                                       --------------       -------------
         Total liabilities and stockholders' equity (deficit)              $ 413,448           $ 858,989
                                                                       ==============       =============

   The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                             (Debtor-in-Possession)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)


                                                                                 Quarters ended              39 weeks ended
                                                                         --------------------------    --------------------------
                                                                            July 30,     August 1,       July 30,      August 1,
                                                                             2000          1999            2000          1999
                                                                         -----------    -----------    -----------    -----------
     Revenue                                                             $   377,462    $ 1,514,480    $ 2,149,083    $ 4,615,862

     Cost of sales                                                           366,023      1,415,297      2,067,078      4,328,271
                                                                         -----------    -----------    -----------    -----------

     Gross profit                                                             11,439         99,183         82,005        287,591

     Operating and other expenses
      Operating expenses                                                      47,416         89,495        187,035        284,807
      Restructuring and other one-time charges                                24,931          5,411         39,083        139,570
                                                                         -----------    -----------    -----------    -----------

        Total                                                                 72,347         94,906        226,118        424,377
                                                                         -----------    -----------    -----------    -----------

     Operating income (loss)                                                 (60,908)         4,277       (144,113)      (136,786)

     Other expenses - net                                                      7,547          8,918         36,315         28,426
     Reorganization expense                                                    4,457             --          5,928             --
                                                                         -----------    -----------    -----------    -----------

     Loss before extraordinary item and taxes                                (72,912)        (4,641)      (186,356)      (165,212)

     Income tax provision (benefit)                                             (136)        (1,471)        22,029        (16,767)
                                                                         -----------    -----------    -----------    -----------

     Loss before extraordinary item                                          (72,776)        (3,170)      (208,385)      (148,445)

     Extraordinary loss - write off of
       capitalized financing fees                                                 --             --          9,608             --
                                                                         -----------    -----------    -----------    -----------

     Net loss                                                            $   (72,776)   $    (3,170)   $  (217,993)   $  (148,445)
                                                                         ===========    ===========    ===========    ===========

     Net loss per common and common equivalent share:

           Loss before extraordinary item                                $     (3.35)   $     (0.15)   $     (9.73)   $     (7.25)
           Extraordinary loss                                                     --             --          (0.45)            --
                                                                         -----------    -----------    -----------    -----------

           Basic                                                         $     (3.35)   $     (0.15)   $    (10.18)   $     (7.25)
                                                                         ===========    ===========    ===========    ===========

           Diluted                                                       $     (3.35)   $     (0.15)   $    (10.18)   $     (7.25)
                                                                         ===========    ===========    ===========    ===========

     Weighted average common and common
        equivalent shares outstanding:
           Basic                                                              21,728         20,600         21,454         20,475
                                                                         ===========    ===========    ===========    ===========

           Diluted                                                            21,728         20,600         21,454         20,475
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

                                                                               39 weeks ended
                                                                          ------------------------
                                                                           July 30,     August 1,
                                                                             2000         1999
                                                                           ---------    ---------
Cash flows from operating activities:
   Net loss                                                                $(217,993)   $(148,445)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                         31,989       33,175
        Loss on disposal of property and equipment                               232           --
        Provision for losses on accounts and notes receivable                 11,438       18,895
        Provision for valuation allowance related to deferred tax assets      21,973           --
        Restructuring and other one-time charges                              28,231      130,917
        Extraordinary loss on write-off of capitalized financing fees          9,608           --
        Changes in assets and liabilities, net of business acquisitions:
          Accounts and notes receivable                                       69,379      302,141
          Inventory                                                          285,686       24,333
          Other current assets                                               (26,212)      (1,010)
          Other assets                                                        (5,719)      (7,111)
          Accounts payable                                                  (273,489)    (293,682)
          Accrued liabilities                                                 (1,651)       8,192
          Other liabilities                                                    3,566       (1,251)
                                                                           ---------    ---------
     Net cash provided by (used in) operating activities                     (62,962)      66,154

Cash flows from investing activities:
   Purchases of property and equipment                                        (7,374)     (40,926)
   Purchases of businesses, net of cash acquired                                  --       (5,500)
                                                                           ---------    ---------
     Net cash used in investing activities                                    (7,374)     (46,426)

Cash flows from financing activities:
   Proceeds from issuance of stock - stock option and
     employee stock purchase plans                                               571        3,688
   Net borrowings under line of credit                                        41,174           --
   Principal payments on debt                                                 (2,246)      (3,268)
                                                                           ---------    ---------

     Net cash provided by financing activities                                39,499          420
                                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents                         (30,837)      20,148

Cash and cash equivalents at beginning of period                              67,656       41,894
                                                                           ---------    ---------
Cash and cash equivalents at end of period                                 $  36,819    $  62,042
                                                                           =========    =========

     The accompanying notes are an integral part of these financial statements.

                                 MICROAGE, INC.
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MicroAge, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Operating results for the 39 weeks ended July 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares consist of stock options and warrants using the treasury stock method. The effect of stock options and warrants is not included for all periods presented as it would be anti-dilutive. The weighted average common and common equivalent shares consist of the following (in thousands):

                                                  Quarters ended            39 weeks ended
                                              ------------------------  -----------------------

                                               July 30,    August 1,    July 30,    August 1,
                                                 2000         1999        2000         1999
                                              -----------  -----------  ----------  -----------
     Weighted average common shares             21,728       20,600      21,454       20,475
     Dilutive  effect  of stock  options  and
     warrants                                       --           --          --           --
                                              ----------   -----------  ----------  -----------
     Weighted average common and common
         equivalent shares outstanding          21,728       20,600      21,454       20,475
                                              ===========  ===========  ==========  ===========

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

The Company has the exclusive right for 120 days after the Chapter 11 filing on April 13, 2000 to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended at the discretion of the Bankruptcy Court, but only on showing of good cause, and extensions have been obtained such that the Company has until December 13, 2000 to file its plan of reorganization with the Court or obtain an additional extension. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., 50 percent of the number and 66-2/3 percent of the dollar amount) of each class of creditors and equity holders whose claims are impaired by the plan. At this time, the Company cannot predict when or whether a plan of reorganization will be filed with the Bankruptcy Court, or whether any such plan will be approved. Due to the large value of unsecured claims, the value of the Company's common stock is highly speculative.

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

The Bankruptcy Court has established a last date for the filing of proofs of claim under the Bankruptcy Code of September 20, 2000 by which the Company's creditors must submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the Company's creditors. Significant litigation may be required to resolve any such disputes.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. During the third quarter of the current fiscal year, as part of the reorganization, the Company has disavowed a significant number of operating leases. Any future liability for these leases has not been included in the current financial statements as reasonable estimates cannot be determined and any potential claims require affirmation by the Bankruptcy Court for leases disavowed prior to July 30, 2000. The potential liability, depending upon claims filed and Bankruptcy Court rulings, could be between $0 and in excess of $13 million.

The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, there are uncertainties relating to the ability of the

Company to continue as a going concern. The financial statements do not include all adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effects of any plan of reorganization.

The Consolidated Balance Sheet as of July 30, 2000 includes amounts for wholly-owned subsidiaries which did not file for protection under Chapter 11 of the Bankruptcy Code. Results of operations for non-filing entities are not material to the consolidated financial statements taken as a whole. A condensed balance sheet for these subsidiaries is as follows:

                                                                  July 30,
                                                                    2000
                                                               --------------
                                                               (in thousands)

   Cash                                                           $ 15,339
   Receivables, net                                                  5,798
   Property and equipment, net                                       6,162
   Other assets                                                        911
   Intercompany receivable                                           4,229
                                                               ------------
    Total assets                                                   $32,439
                                                               ============

   Accounts payable and accrued liabilities                        $ 3,469
   Other current liabilities                                         4,157
   Intercompany payable                                             14,481
   Equity                                                           10,332
                                                               ------------
   Total liabilities and equity                                    $32,439
                                                               ============


NOTE C - ESTIMATED LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS

Under Chapter 11, certain claims against the Company in existence prior to the filing of petitions for relief under the Code are stayed while the Company continues business operations as a debtor-in-possession. These pre-petition liabilities are expected to be settled as part of the plan of reorganization and are classified as "Estimated liabilities subject to Chapter 11 proceedings". Estimated liabilities subject to Chapter 11 proceedings as of July 30, 2000 consisted of the following:

                                                                 July 30,
                                                                   2000
                                                              --------------
                                                              (in thousands)
   Accounts payable                                               $319,603
   Accrued liabilities                                               6,931
   Capital leases                                                    5,090
   Other current liabilities                                         3,825
   Other long-term liabilities                                      11,730
                                                               ------------

   Total                                                          $347,179
                                                               ============


The obligation balances included above consist of secured and unsecured obligations that have not been affirmed by the Company through the Bankruptcy Court.

Reorganization expense for the quarter ended July 30, 2000 is comprised of $2,530,000 in professional fees that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code and $1,927,000 of accrued estimated salary expense for a retention plan approved by the Bankruptcy Court in May, 2000. An additional $1,471,000 of reorganization expenses was recorded in the second quarter of the current fiscal year for professional fees that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code.

During the third quarter of the current fiscal year, as part of the reorganization, the Company has disavowed a significant number of operating leases. Any future liability for these leases has not been included in the current financial statements as reasonable estimates cannot currently be determined and any potential claims require affirmation by the Bankruptcy Court.

NOTE D - OTHER EXPENSES - NET

Other expenses - net consists of the following (in thousands):

                                                  Quarters ended           39 weeks ended
                                              ------------------------  ---------------------
                                               July 30,    August 1,    July 30,    August 1,
                                                 2000         1999        2000        1999
                                              -----------  -----------  ----------  ---------
            Interest income                    ($    63)   ($   371)   ($   452)   ($ 2,040)
            Interest expense                      2,073       1,394       7,793       3,209
            Credit facility interest expense      4,074          --      14,958          --
            Expenses from sale of
               accounts receivable                   --       3,829          --      10,652
            Amortization expense                    659         765       2,450       5,974
            Flooring expense (1)                    154       4,442       7,826      10,652
            Other                                   650      (1,141)      3,740         270
                                               --------    --------    --------    --------
                                               $  7,547    $  8,918    $ 36,315    $ 28,426
                                               ========    ========    ========    ========


        (1) Flooring expense represents amounts paid to finance companies that provide credit lines to certain reseller customers of the Company.

NOTE E - RESTRUCTURING AND OTHER ONE-TIME CHARGES

In response to lower revenue levels and gross margins, the Company has continued during the third quarter to take actions to decrease operating expenses. These actions include the elimination of several hundred positions at Pinacor and MicroAge Technology Services (MTS), the closure of warehouse facilities and the closure of branch locations.

In connection with these developments, during the quarter ended July 30, 2000, the Company recorded $24.9 million of restructuring and other one-time charges. All actions related to this restructuring were implemented as of July 30, 2000. The restructuring and other one-time charges included: $2.5 million in employee termination benefits (primarily severance pay); $2.5 million for facility closure costs; $12.0 million for the write-off of impaired goodwill; and $7.9 million for the write-off of acquired intangible assets. The facility closure costs include lease expense on closed facilities, losses on disposals of fixed assets and other expenses related to the consolidation of facilities. The Company recorded an additional $14.9 million of restructuring and other one-time charges in the first and second quarters of the current fiscal year for employee termination benefits and facility closure costs.

The charges associated with employee termination benefits consist primarily of severance pay for approximately 540 associates. The reductions were completed by July 30, 2000 and occurred in both Pinacor and MTS.

The goodwill written off during the quarter ended July 30, 2000 related to businesses acquired primarily in fiscal 1997 and fiscal 1998. The acquired intangible assets were originally capitalized in fiscal 1999. The related operations were shut down during the third quarter ended July 30, 2000. The filing for protection under Chapter 11 of the Bankruptcy Code and uncertainties related to the Company's status as a debtor-in-possession caused the Company to reassess the recoverability of these long-lived assets. The amounts to be recovered from future expected cash flows is not material.

During the quarter ended May 2, 1999, the Company recorded $134 million of restructuring and other one-time charges ($124 million, or $6.07 per share, after taxes). The restructuring and other one-time charges included: a $123 million write-down of impaired goodwill, $8 million for the write-down to net realizable value of software and equipment no longer utilized by the Company due to the implementation of a new branch automation system; $2 million in employee termination benefits; and $1 million for one-time contract termination and business closure costs. The Company recorded an additional $5.4 million of restructuring and other one-time charges in the third quarter fiscal year 1999 for employee termination benefits and facility closure costs.

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

Included in estimated liabilities subject to Chapter 11 proceedings in the accompanying balance sheet is an accrual of $14.5 million for restructuring and other one-time charges from prior quarters which have not yet been paid. The accrual primarily relates to lease expense for remaining terms on previously closed facilities, net of anticipated sub-lease income.

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

On April 13, 2000, the Company entered into a new Debtor-in-Possession Credit Agreement (the "DIP Agreement"). The DIP Agreement provided for borrowings of up to $210 million. On April 14, 2000 the DIP Agreement was used to pay in full the outstanding balance on the Facilities discussed above. Due to decreased business volumes, on August 22, 2000 the Company requested a decrease in DIP agreement to

$100 million. The Company also has a $25 million inventory financing facility (the "Inventory Facility") and a $30 million post-petition secured obligation (the "Secured Obligation") with another lender.

Borrowings under the DIP Agreement are secured by substantially all of the Company's assets, subject to other liens permitted under the DIP Agreement. The DIP Agreement contains certain restrictive covenants, including capital expenditure limitations, a minimum interest coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) amount. The Company was out of compliance with debt covenants during the quarter ended July 30, 2000 and has obtained a waiver of compliance through September 30, 2000. Although the Company anticipates obtaining additional waivers, due to the Company's uncertainty of meeting its future debt covenants, the Company has reclassified this debt as a current liability.

Borrowings under the DIP Agreement are limited based on borrowing base formulas that consider eligible inventories and eligible accounts receivable. Borrowings are also subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition.

Interest rates on the DIP Agreement are based on the agent's base rate plus a specified margin or LIBOR plus a specified margin. The current margins are 2.0% for base rate advances and 3.0% for LIBOR advances. The DIP Agreement also includes letter of credit and unused line fees. The DIP Agreement has a termination date of October 13, 2001. The total balance outstanding at July 30, 2000 was $86 million.

Payments for products purchased under the Inventory Facility are due 30 days from the date of the advance. No interest or finance charges are payable on the Inventory Facility if payments are made when due. The amount outstanding under this facility, which was $13 million at July 30, 2000, is limited by minimum collateral restrictions. In addition to the Inventory Facility, the Company has a post-petition Secured Obligation with the same lender. The amount outstanding under the Secured Obligation is $30 million and the interest rate is LIBOR plus 3.75%. The Inventory Facility and the Secured Obligation terminate on October 13, 2001 and are secured by a first priority lien on certain inventory and real property of the Company and a blanket second lien on other assets of the Company.

NOTE G - EXTRAORDINARY ITEM

During the quarter ended April 30, 2000 the Company expensed $9.6 million of previously capitalized financing fees due to the termination of financing facilities under which the fees were paid. Included in other assets at July 30, 2000 is $3.6 million in capitalized fees associated with the Debtor-in-Possession Credit Agreement discussed above in "Financing Arrangements".

NOTE H - INCOME TAX PROVISION

During the quarter ended April 30, 2000 the Company established reserves of $22 million against previously recorded deferred tax assets. These reserves were established based on the Company's filing for protection under Chapter 11 of the Bankruptcy Code and may be adjusted as the Company develops a plan for reorganization.

NOTE I - SEGMENT REPORTING

The Company operates primarily in two industry segments: the wholesale distribution of computer equipment through Pinacor and technology infrastructure services through MTS. The Company operates primarily in the United States, and therefore has only one reportable geographic segment.

The following table presents certain segment financial information (in thousands):

                                                                  Quarter ended July 30, 2000
                                           ---------------------------------------------------------------------
                                              Pinacor              MTS                Other           Total
                                           -----------        -----------         -----------        -----------

Net revenue from external customers        $   105,116        $   257,804         $    14,542        $   377,462
Intersegment revenue                            25,355                 --               2,523             27,878
                                           -----------        -----------         -----------        -----------
Total revenue                              $   130,471        $   257,804         $    17,065        $   405,340


Loss before taxes (1)                      $   (40,287)       $   (26,383)        $    (5,214)       $   (71,884)


                                                                  Quarter ended August 1, 1999
                                           ---------------------------------------------------------------------
                                              Pinacor              MTS                Other           Total
                                           -----------        -----------         -----------        -----------
Net revenue from external customers        $ 1,054,265        $   447,670         $    12,545        $ 1,514,480
Intersegment revenue                           289,885                 --               3,960            293,845
                                           -----------        -----------         -----------        -----------
Total revenue                              $ 1,344,150        $   447,670         $    16,505        $ 1,808,325

Loss before taxes (1)                      $    11,494        $   (14,057)        $       262        $    (2,301)



Reconciliation                                                  Quarter ended
                                                          ---------------------------
                                                            July 30,      August 1,
                                                              2000          1999
                                                          ------------  -------------
 Revenue
      Total revenue for segments                           $ 405,340     $ 1,808,325
      Elimination of intersegment revenue                    (27,878)       (293,845)
                                                          ---------------------------
         Total consolidated  revenue                       $  377,462      1,514,480
                                                          ============  =============

 Loss before taxes
      Total from segments                                  $ (71,884)    $    (2,301)
      Unallocated amounts                                     (1,028)         (2,340)
                                                          ------------  -------------
         Total consolidated loss before taxes              $ (72,912)    $    (4,641)
                                                          ============  =============

                                                                39 weeks ended July 30, 2000
                                           ---------------------------------------------------------------------
                                              Pinacor              MTS                Other           Total
                                           -----------        -----------         -----------        -----------
 Net revenue from external customers       $ 1,201,632        $   910,076         $    37,375        $ 2,149,083
 Intersegment revenue                          255,413                 --               9,504            264,917
                                           -----------        -----------         -----------        -----------
 Total revenue                             $ 1,457,045        $   910,076         $    46,879        $ 2,414,000

 Loss before taxes and extraordinary
   item (1)                                $  (102,817)       $   (65,631)        $    (6,243)       $  (174,691)

                                                                39 weeks ended August 1, 1999
                                           ---------------------------------------------------------------------
                                              Pinacor              MTS                Other           Total
                                           -----------        -----------         -----------        -----------
Net revenue from external customers          3,216,695          1,366,048         $    33,119        $ 4,615,862
Intersegment revenue                           932,159                 --               4,663            936,822
                                           -----------        -----------         -----------        -----------
Total revenue                              $ 4,148,854        $ 1,366,048         $    37,782        $ 5,552,684


Loss before taxes and extraordinary
   item (1)                                $    (1,185)       $  (145,581)        $    (2,100)       $  (148,866)


Reconciliation                                                  39 weeks ended
                                                          ---------------------------
                                                            July 30,      August 1,
                                                              2000          1999
                                                          ------------  -------------
 Revenue
      Total revenue for segments                           $ 2,414,000    $ 5,552,684
      Elimination of intersegment revenue                     (264,917)      (936,822)
                                                          ------------  -------------
         Total consolidated revenue                          2,149,083      4,615,862
                                                          ============  =============

 Loss before taxes
      Total from segments                                  $ (174,691)    $ (148,866)
      Unallocated amounts                                     (11,665)       (16,346)
                                                          ------------  -------------
        Total consolidated loss before tax and
             extraordinary item                            $ (186,356)    $ (165,212)
                                                          ============  =============

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

The Company has two primary businesses - MicroAge Technology Services ("MTS") an integration business and Pinacor a distribution business operated through a wholly-owned subsidiary.

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

The Company has the exclusive right for 120 days after the Chapter 11 filing on April 13, 2000 to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended at the discretion of the Bankruptcy Court, but only on showing of good cause, and extensions have been obtained such that the Company has until December 13, 2000 to file its plan of reorganization with the Court or obtain an additional extension. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., 50 percent of the number and 66-2/3 percent of the dollar amount) of each class of creditors and equity holders whose claims are impaired by the plan. At this time, the Company cannot predict when or whether a plan of reorganization will be filed with the Bankruptcy Court, or whether any such plan will be approved. Due to the large value of unsecured claims, the value of the Company's common stock is highly speculative.

The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, there are uncertainties relating to the ability of the Company to continue as a going concern. The financial statements do not include all adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effects of any plan of reorganization.

Since the April 13 filing, significant bankruptcy related events include (i) Bankruptcy Court entering a final order approving the DIP Agreement on May 24, 2000 (see "Liquidity and Capital Resources" below), (ii) Bankruptcy Court approval of a series of motions providing for the rejection of real estate leases no longer necessary to the operation of the Company's businesses, (iii) Bankruptcy Court approval of the retention and severance plan offered to employees by the Company, (iv) Bankruptcy Court approval for the sale of certain miscellaneous equipment no longer necessary to the Company's operations, (v) Bankruptcy Court approval for the rejection of several operating leases on closed facilities, (vi) Bankruptcy Court establishing a last date for the filing of proofs of claim under the Bankruptcy Code as September 20, 2000 by which the Company's creditors must submit claims for liabilities not paid and for damages incurred and (vii) Bankruptcy Court approval for an extension to file a plan of reorganization until December 13, 2000.

Liquidity Issues. The Company's ability to continue to finance its business is contingent upon improving cash flows through reductions in inventory and accounts receivable, attaining forecasted sales levels, reducing operating costs, and complying with financial covenants in its credit facilities.

During the first 39 weeks of the current fiscal year, the Company has experienced greater than anticipated slowdown in revenue due to a combination of low customer demand in the first 13 weeks due to Year 2000 concerns, an inability to obtain a sufficient supply of product during the second and third quarters of the current fiscal year and uncertainties regarding the Company's status as a debtor-in-possession.

As discussed in greater detail in "Liquidity and Capital Resources" below, on April 13, 2000, the Company entered into a new Debtor-in-Possession Credit Agreement (the "DIP Agreement"). The DIP Agreement provides for borrowings of up to $100 million.

RESPONSES TO CURRENT ISSUES

In response to lower revenue levels and gross margins, the Company has continued to take actions to decrease operating expenses. These actions include the elimination of several hundred positions at Pinacor and MTS, the closure of warehouse facilities and the closure of branch locations.

In connection with these developments, during the quarter ended July 30, 2000, the Company recorded $24.9 million of restructuring and other one-time charges. All actions related to this restructuring were implemented as of July 30, 2000. The restructuring and other one-time charges included: $2.5 million in employee termination benefits (primarily severance pay); $2.5 million for facility closure costs; $12.0 million for the write-off of goodwill; and $7.9 million for the write-off of acquired intangible assets. The facility closure costs include lease expense on closed facilities, liquidation costs and losses on disposals of fixed assets.

The charges associated with employee termination benefits consist primarily of severance pay for approximately 540 associates. The reductions were completed by July 30, 2000 and occurred in both Pinacor and MTS.

The goodwill written off during the quarter ended July 30, 2000 resulted from businesses acquired primarily in fiscal 1997 and fiscal 1998. The business development fees were originally capitalized in fiscal 1999. The filing for protection under Chapter 11 of the bankruptcy code and uncertainties related to the Company's status as a debtor-in-possession caused the Company to reassess the recoverability of these long-lived assets. The amounts to be recovered from future expected cash flows is not material.

Included in accounts payable in the accompanying balance sheet is an accrual of $14.5 million for restructuring and other one-time charges from prior quarters which have not yet been paid. The accrual primarily relates to lease expense for remaining terms on previously closed facilities, net of anticipated sub-lease income.

As the Company continues to reduce its cost structure, additional restructuring charges will be recognized in future quarters for severance and facility closure costs.

RESULTS OF OPERATIONS

      The following table sets forth, for the indicated periods, data as percentages of total revenue:

                                            Quarter ended
                        -------------------------------------------------------
                        Jul 30,    Apr 30,    Jan 30,    Oct 31,    Aug 1,
                         2000       2000       1999        1999      1999
                        --------   --------   --------    -------   --------

 Revenue                  100.0 %    100.0 %    100.0 %    100.0 %    100.0 %
 Cost of sales             97.0       96.8       95.5       93.8       93.5
                        --------   --------   --------   --------   --------
 Gross profit               3.0        3.2        4.5        6.2        6.5
 Operating and other
   expenses
    Operating expenses     12.5       10.0        6.6        5.9        5.9
    Restructuring and
     other one-time
     charges                6.6        0.6        0.9        2.8        0.3
                        --------   --------   --------   --------   --------
 Operating income         (16.1 )     (7.4 )     (3.0 )     (2.5 )      0.3
 (loss)

 Other expenses - net       2.0        2.2        1.3        0.6        0.6
 Reorganization expense     1.2        0.2        ---        ---        ---
                        --------   --------   --------   --------   --------
 Loss before income taxes (19.3 )     (9.8 )     (4.3 )     (3.1 )     (0.3 )

 Income tax provision       ---        3.4        ---       (0.4 )     (0.1 )
 (benefit)
                        --------   --------   --------   --------   --------
 Loss before              (19.3 )    (13.2 )     (4.3 )     (2.7 )     (0.2 )
 extraordinary item

 Extraordinary loss         ---        1.5        ---        ---        ---
                        --------   --------   --------   --------   --------

 Net income (loss)        (19.3 )%   (14.7 )%    (4.3 )%    (2.7 )%    (0.2 )%
                        ========   ========   ========   ========   ========


TOTAL REVENUE. Total revenue of $377 million decreased $1.1 billion, or 75%, for the quarter ended July 30, 2000 as compared to the quarter ended August 1, 1999. This revenue decrease included a $1.2 billion, or 90%, decrease in Pinacor (distribution business) revenue and a $189 million, or 42%, decrease in MTS (integration business) revenue. The remaining change in consolidated revenue was due to a decrease in the elimination of intercompany revenue. Total revenue for the 39 weeks ended July 30, 2000 of $2.1 billion decreased $2.5 billion, or 53%, as compared to the 39 weeks ended August 1, 1999.

The revenue decreases were due to several factors. As described in Changes in Supplier Terms and Conditions, a change in Pinacor's sourcing relationship with Compaq reduced Pinacor revenue compared to the prior year. In addition, the company experienced a greater than anticipated reduction in demand in the first fiscal quarter due to Year 2000 concerns. Revenue in both Pinacor and MTS declined as customers reduced product purchases and service projects during this period. Revenue continued to decline during the Company's second and third fiscal quarters due to an inability to obtain a sufficient supply of product to meet customer demand. During this period, the Company was unable to borrow sufficient amounts from its lender or obtain adequate amounts of credit from vendors to finance purchases of product. In addition, the Company's status as a debtor-in-possession has had an impact on customer buying patterns.

Pinacor revenue will continue to decline from third quarter levels as Pinacor significantly streamlined its operations to become a smaller and more focused distributor.

GROSS PROFIT PERCENTAGE. The Company's gross profit percentage was 3.0% for the quarter ended July 30, 2000 and 6.5% for the quarter ended August 1, 1999. The gross profit percentage was 3.8% for the 39 weeks ended July 30, 2000 and 6.2% for the 39 weeks ended August 1, 1999.

The decrease in the Company's gross profit percentage in fiscal 2000 as compared to fiscal 1999 is primarily due to lower product margins in both Pinacor and MTS. Gross margins on sales to reseller customers decreased due to increased competitive pressures and an $11.0 million charge in the current quarter to write down inventory held for resale to net realizable value. In addition, changes in supplier terms and conditions impacted both Pinacor and MTS margins. Supplier incentive funds were lower as a percentage of total revenue, and due to reductions in price protection and return privileges, product costs were higher in fiscal 2000 compared to fiscal 1999. The Company's margins on service revenue in fiscal 2000 have declined from fiscal 1999 levels primarily due to lower utilization of service personnel.

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

OPERATING EXPENSES. Operating expenses totaled $47 million for the quarter ended July 30, 2000, compared to $89 million for the quarter ended August 1, 1999. Operating expenses also decreased from $285 million for the 39 weeks ended August 1, 1999 to $187 million for the 39 weeks ended July 30, 2000. The decrease is due to actions taken by the Company to reduce operating expenses and to lower business volumes. See "Responses to Current Issues" above for a discussion of actions taken.

OTHER EXPENSES - NET. Other expenses - net decreased to $7.5 million for the quarter ended July 30, 2000 from $8.9 million for the quarter ended August 1, 1999. Other expenses- net increased to $36.3 million for the 39 weeks ended July 30, 2000 from $28.4 million for the 39 weeks ended August 1, 1999. The increase in other expenses for the 39 weeks ended July 30, 2000 was primarily due to an increase in financing costs during the first and second quarters of fiscal year 2000. Financing costs declined in the third quarter of the current fiscal year.

Financing costs increased in the first two quarters of fiscal 2000 due to increased average borrowings as a result of changes in the Company's major suppliers' policies. During the first quarter of fiscal 1999 certain major suppliers changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes increased the Company's working capital requirements and financing costs. The increase in financing costs were partially offset by a decrease in amortization expense due to the write-down of impaired goodwill during the second quarter of fiscal

1999. Financing costs decreased in the third fiscal quarter due to lower average borrowings as a result of lower business volume and asset levels. In addition, the amounts paid to finance companies that provide credit lines to certain reseller customers have declined due to the significant decline in Pinacor revenue.

Reorganization expense for the quarter ended July 30, 2000 is comprised of $2,530,000 in professional fees that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code and $1,927,000 of accrued estimated salary expense for a retention plan approved by the Bankruptcy Court in May, 2000. An additional $1,471,000 of reorganization expenses was recorded in the second quarter of the current fiscal year for professional fees that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code.

INCOME TAX PROVISION. The income tax benefit was $136,000 for the quarter ended July 30, 2000 and an income tax provision of $22 million for the 39 weeks ended July 30, 2000. The provision for the 39 week period represents additional reserves recorded in the second quarter to reduce deferred tax assets to realizable value. These reserves were established based on the Company's filing for protection under Chapter 11 of the Bankruptcy Code and may be adjusted as the Company develops a plan for reorganization.

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

Beginning in fiscal 1998, the major manufacturers announced and/or instituted changes in their sales incentive programs and inventory management programs. Pursuant to these changes, the major manufacturers (i) reduced the amount of product that the Company is allowed to return, (ii) reduced the amount of price protection coverage offered to the Company and (iii) reduced the amount of incentives based on sales of the manufacturers' products.

In addition, the Company's major suppliers changed the terms of their credit arrangements with the Company. These changes include a decrease in the number of days the Company has to pay for product purchases including prepayment requirements and a decrease in the amount of reseller purchases from the Company that the suppliers are willing to subsidize. These changes increased the Company's working capital requirements and financing costs. Further changes in incentives or other terms and conditions could have a further material adverse effect on the Company's operating results.

Since the Chapter 11 filing, the company has generally not been successful in obtaining credit terms with its unsecured vendors. Terms with most vendors have been on a prepay or net 1 day basis.

During the quarter ended August 1, 1999, the Company announced a change in the Pinacor product sourcing relationship with Compaq. In October 1999, the Company began sourcing certain Compaq products from other Compaq distributors instead of sourcing directly from Compaq. During the quarter ended July 30, 2000, Compaq sales decreased approximately $239 million, or 83%, when compared to the quarter ended August 1, 1999. In addition to the declines in Compaq revenue, the Company believes that sales of other suppliers' products have decreased as customers that purchase Compaq products from other sources moved purchases of other products to those sources.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash needs to date primarily through working capital financing facilities, bank credit lines, common stock offerings and cash generated from operations. The primary uses of cash have been to fund working capital requirements.

The Company has taken actions to reduce operating costs, including reductions in headcount and the closure of certain warehouse facilities and the elimination of branch facilities (see "Responses to Current Issues" above). The Company will continue to implement cost cutting measures, including additional reductions in headcount and the closure of additional facilities. The Company has positive net working capital, exclusive of estimated liabilities subject to Chapter 11 review, of $179 million at July 30, 2000. The Company's continuing liquidity is contingent upon improving cash flows through reductions in inventory and accounts receivable, attaining forecasted sales levels, reducing operating costs, and meeting financial covenants in the Debtor-in-Possession Credit Agreement ( the "DIP Agreement" - see Note F to the Company's consolidated financial statements).

Cash used in operating activities was $63 million in the 39 weeks ended July 30, 2000 as compared to $66 million provided by operating activities in the 39 weeks ended August 1, 1999. The cash used in operating activities for the 39 weeks ended July 30, 2000 was due to cash losses from operations and to a decrease in accounts payable offset by a decrease in inventory and accounts receivable. The decrease in accounts payable and inventory was due to a decrease in business volume as well as a decrease in credit support from the Company's suppliers.

The decrease in accounts receivable was due to a decrease in revenue as well as the Company's aggressive collection efforts. Accounts receivable at October 31, 1999 were net of $255 million of receivables sold to a finance company. The change in gross accounts receivable between October 31, 1999 and July 30, 2000 was $324 million.

Cash used in investing activities decreased from $46 million in the first 39 weeks of fiscal 1999 to $7 million in the first 39 weeks of fiscal 2000 primarily due to a decrease in purchases of property and equipment.

Cash provided by financing activities was $39 million in the first 39 weeks of fiscal 2000 compared to $0.4 million in the first 39 weeks of fiscal 1999. The change was primarily due to increased borrowings under the Company's line of credit.

On October 28, 1999, the Company entered into two new financing facilities (the "Facilities"). The Facilities, as amended, provided for borrowings of up to $520 million and included a $300 million revolving credit facility and a $220 million inventory financing facility; the Company also had a $20 million inventory financing facility with another lender.

On April 13, 2000, the Company entered into a new Debtor-in-Possession Credit Agreement (the "DIP Agreement"). The DIP Agreement provided for borrowings of up to $210 million. On April 14, 2000 the DIP Agreement was used to pay in full the outstanding balance on the Facilities discussed above. Due to decreased business volumes, on August 22, 2000 the Company requested a decrease in DIP agreement to $100 million. The Company also has a $25 million inventory financing facility (the "Inventory Facility") and a $30 million post-petition secured obligation (the "Secured Obligation") with another lender.

Borrowings under the DIP Agreement are secured by substantially all of the Company's assets, subject to other liens permitted under the DIP Agreement. The DIP Agreement contains certain restrictive covenants, including capital expenditure limitations, a minimum interest coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) amount. The Company was out of compliance with debt covenants during the quarter ended July 30, 2000 and has obtained a waiver of compliance through September 30, 2000. Although the Company anticipates obtaining additional waivers, due to the Company's uncertainty of meeting its future debt covenants, the Company has reclassified this debt as a current liability.

Borrowings under the DIP Agreement are limited based on borrowing base formulas that consider eligible inventories and eligible accounts receivable. Borrowings are also subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition.

Interest rates on the DIP Agreement are based on the agent's base rate plus a specified margin or LIBOR plus a specified margin. The current margins are 2.0% for base rate advances and 3.0% for LIBOR advances. The DIP Agreement also includes letter of credit and unused line fees. The DIP Agreement has a termination date of October 13, 2001. The total balance outstanding at July 30, 2000 was $86 million.

Payments for products purchased under the Inventory Facility are due 30 days from the date of the advance. No interest or finance charges are payable on the Inventory Facility if payments are made when due. The amount outstanding under this facility, which was $13 million at July 30, 2000, is limited by minimum collateral restrictions. In addition to the Inventory Facility, the Company has a post-petition Secured Obligation with the same lender. The amount outstanding under the Secured Obligation is $30 million and the interest rate is LIBOR plus 3.75%. The Inventory Facility and the Secured Obligation terminate on October 13, 2001 and are secured by a first priority lien on certain inventory and real property of the Company and a blanket second lien on other assets of the Company.

Since the Chapter 11 filing, the Company has generally not been successful in obtaining credit terms with its unsecured vendors. Terms with most vendors have been on a prepay or net 1 day basis.

INFLATION

The Company believes that inflation has generally not had a material impact on its operations.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1  First Amendment to the MicroAge, Inc. Executive
                  Supplemental Savings Plan, effective as of March 1, 2000.

            10.2 MicroAge Severance and Retention Plan, effective as of May 23, 2000.

            27.   Financial Data Schedule.

      (b) The Company did not file any reports on Form 8-K during the quarter ended July 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MICROAGE, INC.
                                    (Registrant)


Date:    September 21, 2000         By:   /s/ Jeffrey D. McKeever
                                          ------------------------------------
                                          Jeffrey D. McKeever
                                          Chairman of the Board and
                                          Chief Executive Officer


Date:    September 21, 2000         By:   /s/ Ray L. Storck
                                          ------------------------------------
                                          Ray L. Storck
                                          Vice President, Chief Financial
                                          Officer, Controller and Treasurer
                                          (Principal Financial and Chief
                                          Accounting Officer)